Form 10-Q
period 2025-06-30
STARRY SEA ACQUISITION CORP
filed 2025-08-22
CIK 2059165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

STARRY SEA ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42768	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

418 Broadway #7531 Albany, NY	12207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 750-8895

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one Ordinary Share, $0.0001 par value, and one Right to acquire one-sixth of one Ordinary Share	SSEAU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	SSEA	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-sixth of one Ordinary Share	SSEAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 22, 2025, 7,635,871 ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

STARRY SEA ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

CONTENTS	Page
Condensed Balance Sheet as of June 30, 2025 (unaudited) and December 31, 2024	2
Condensed Statement of Operations and comprehensive income for three and six months ended June 30, 2025 (unaudited) and for the Period from December 5, 2024 (Inception) Through December 31, 2024	3
Statement of Changes in Shareholders’ Deficit for three months ended March 31, 2025 (unaudited) and for the Period from December 5, 2024 (Inception) Through December 31, 2024	4
Statement of Cash Flows for three months ended March 31, 2025 (unaudited) and for the Period from December 5, 2024 (Inception) Through December 31, 2024	5
Notes to The Condensed Financial Statements (Unaudited)	6

STARRY SEA ACQUISITION CORP

CONDENSED BALANCE SHEET

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current asset
Cash and cash equivalents	$1,000	$-
Total current asset	1,000	-

Non-current Asset
Deferred offering costs	279,140	25,000
Total Non-current Asset	279,140	25,000
Total Assets	$280,140	$25,000

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	10,000	25,000
Promissory Note - related party	359,618	6,974
Total Current Liabilities	$369,618	$31,974

Commitments and Contingencies – (see Note 6)

Shareholders’ Equity Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,437,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024(1)(2)	144	144
Additional paid-in capital	24,856	24,856
Subscription receivable	-	(25,000)
Accumulated deficit	(114,478)	(6,974)
Total Shareholders’ Deficit	(89,478)	(6,974)
Total Liabilities and Shareholders’ Deficit	$280,140	$25,000

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Formation and operating costs	$21,600	$107,104
Net loss	$(21,600)	$(107,104)

Basic and diluted weighted average shares outstanding(1)(2)	1,250,000	1,250,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.09)

(1)	Excludes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(25,000)	$(6,974)	$(6,974)
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder Shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(85,504)	(85,504)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(92,478)	$(67,478)
Net loss	-	-	-	-	(21,600)	(21,600)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(114,078)	$(89,078)

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(21,600)	$(107,104)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	10,600	96,104
Changes in operating assets and liabilities		-
Accrued expenses	10,000	10,000
Net cash used in operating activities	(1,000)	(1,000)

Cash Flows from Financing Activity:
Proceeds from promissory note payable - related party	2,000	2,000
Net cash provided by financing activity	2,000	2,000

Net change in cash	1,000	1,000
Cash at Beginning of period	-	-
Cash at End of the period	$1,000	$1,000

Supplemental Disclosure of Non-cash Activities
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$-	$25,000
Deferred offering cost paid by Sponsor	$254,140	$254,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — ORGANIZATION AND BUSINESS DESCRIPTION

STARRY SEA ACQUISITION CORP (the “Company”) is a newly organized blank check company incorporated under the laws of the Cayman Islands with limited liability on December 5, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2025, the Company had not commenced any operations. All activities through June 30, 2025 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is STARRY SEA INVESTMENT LIMITED (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the Sponsor (see Note 4).

On August 11, 2025, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one- sixth (1/6) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Company consummated the private placement (“Private Placement”) of 247,121 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,471,210, which is described in Note 4.

Transaction costs amounted to $3,417,044 consisting of $1,150,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,849,488 of the Representative Shares (discussed in the below), and $417,556 of other offering costs. At the IPO date, cash of $816,060 was held outside of the Trust Account (as defined below) and is available for the payment for working capital purposes.

In conjunction with the IPO and exercise of over-allotment option, the Company issued to the underwriter 201,250 ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totalled approximately $1,849,488.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding income taxes payable on the interest earned) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private placement units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from this offering held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 18 months from the closing of this offering, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from August 7, 2025, the effective date of this registration statement, or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from August 7, 2025, the effective date of this registration statement, or during any extension period.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have 15 months from the effective date of the registration statement on Form S-1 (August 7, 2025,) to consummate its initial Business Combination. If the Company is unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amend its second amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from the effective date of this registration statement or during any extension period.

Going Concern Consideration

As of June 30, 2025, the Company had $1,000 of cash and $368,218 of working capital deficit. For the six months ended June 30, 2025, we had a net loss of $107,104. As discussed above, the Company received $815,235 in advances from our sponsor and upon completion of the IPO, $816,060 of cash was held outside of the Trust Account and no balance due to the sponsor. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company initially has 15 months from August 7, 2025, the effective date of this registration statement, to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 15-month period from the effective date of this registration statement. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional condition raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to consummate the initial Business Combination to continue as a going concern.

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $1,000 and nil as of June 30, 2025 and December 31, 2024, respectively. The Company has no cash equivalents as of June 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal, accounting, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2025 and December 31, 2024, the Company had deferred offering costs of $279,140 and $25,000, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of up to 187,500 shares ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5). As of June 30, 2025 and December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 5, 2024, date of incorporation.

In December 2023, the FASB issued ASU 2023-09, Improvement to Income Tax Disclosure. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective for public business entities, for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact of this ASU on its financial statements.

In November 2024, the FASB has released ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The purpose of this update is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling expenses, general and administrative expenses, and research and development expenses). ASU 2024-04 is effective for all public business entities, for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Any entity qualified as public business entity shall apply ASU 2024-04 prospectively to financial statements issued for current period and all comparative periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In November 2024, the FASB issued No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.

In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 3 — INITIAL PUBLIC OFFERING

On August 11, 2025, the Company sold 5,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000.

Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-sixth (1/6) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 6 in order to receive shares for all of their Public Rights upon closing of a Business Combination.

Note 4 — PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Sponsor purchased an aggregate of 247,121 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Units for an aggregate purchase price of $2,471,210. Each Initial Private Placement Unit was identical to the Public Units sold in the IPO except for certain registration rights and transfer restrictions.

Note 5 — RELATED PARTY TRANSACTIONS

Founder Shares

Pursuant to the Founder Share Subscription Agreement dated February 14, 2025, the Sponsor agreed to purchase 1,437,500 founder shares (the “Founder Shares”) for an aggregate price of $25,000, with a par value $0.0001. On February 14, 2025, 1,437,500 Founder Shares were issued to the Sponsor, and subsequently an aggregate of 205,000 Founder Shares transferred from Sponsor to two executive officers and three independent director nominees at nil consideration. Shares are presented on a retroactive basis.

As of June 30, 2025 and December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 11, 2025, the underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture.

The Founder Shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and private placement shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the public shares if the Company has not consummated the Company’s initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete its initial business combination within 15 months from, August 7,2025, the effective date of the registration statement, or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, private placement shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s Sponsor will not be responsible to the extent of any liability for such third-party claims.

Furthermore, the Sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s post-offering amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination within 15 months from the closing of this offering, unless the Company provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or a vote to amend the provisions of the Company’s post-offering amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The Sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the initial shares and provided that the transferees agree to the same terms and restrictions as the permitted transferees of the initial shares must agree to, each as described above) until 30 days after the completion of its initial business combination.

Promissory Note – related party

On December 1, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Proposed Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the earlier of: (i) December 31, 2025 or (ii) the date on which the Company closes the Initial Public Offering. The balance of Promissory Note was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on August 11, 2025.

As of June 30, 2025 and December 31, 2024, the principal amount due and owing under the Promissory Note was $359,218 and $6,974, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Related Party Loans.

Administrative Support Services

Commencing on the effective date of the registration statement of the IPO, the Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support, in the aggregate for up to 15 months. Upon completion of its initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted A.G.P., the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of 2% of the gross proceeds of the Proposed Public Offering, or $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full). Additionally, the Company will issue the underwriters 3.5% of the gross proceeds of this offering as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, which will equal 175,000 shares (or 201,250 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of this offering.

In connection with the closing of the IPO and exercise of the over-allotment option on August 11, 2025, the Company issued 201,250 Representative Shares to the underwriter.

Representative shares

On August 11, 2025, the Company issued 201,250 Representative shares to the underwriter as part of the underwriting compensation. The representative shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in this offering pursuant to FINRA Rule 51101(1). Pursuant to FINRA Rule 51101(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in this offering except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Note 7 — SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 shares of ordinary share with $0.0001 par value.

Pursuant to the Founder Share Subscription Agreement dated February 14, 2025, the Sponsor agreed to purchase 1,437,500 Founder Shares for an aggregate price of $25,000, with a par value $0.0001. On February 14, 2025, 1,437,500 Founder Shares were issued to the Sponsor, and subsequently an aggregate of 120,000 Founder Shares transferred from Sponsor to one executive officer and two independent director nominees at nil consideration. Shares are presented on a retroactive basis.

As of June 30, 2025 and December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6) of a share underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law.

Note 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company does not have an operating income and therefore, it does not have any revenue. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Six Months Ended March 31, 2025
Formation and operating costs	$21,600	$107,104

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

As of June 30, 2025, and December 31, 2024, the Company had total assets of $280,140 and $25,000, respectively. See the Company’s balance sheets for additional information.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

As discussed in Note 1, 3, and 4, on August 11, 2025, the Company consummated its IPO of 5,000,000 Units at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company had granted the underwriters a 45-day option to purchase up to an additional 750,000 units to cover over-allotments, if any. On August 11, 2025, the underwriter fully exercised the over-allotment option, generating gross proceeds of $7,500,000 and deposited into the Trust Account. Simultaneously with the closing of the IPO and exercise of over-allotment option, the Company consummated the private placement (“Private Placement”) of 247,121 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,471,210.

As discussed in Note 5, on August 11, 2025, the Company repaid the then outstanding Promissory note - related party balance of $387,484 to the Sponsor upon the closing of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Starry Sea,” “our,” “us” or “we” refer to Starry Sea Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on December 5, 2024 as an exempted company with limited liability (meaning our public shareholders have no liability, as shareholders of the company, for the liabilities of the company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering and subsequent to our initial public offering, identifying a target company for an initial business combination. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering and the initial business combination. Following the initial public offering, we will not generate any operating revenue until after completion of our initial business combination. We generated non-operating income in the form of interest income on investments held in trust and cash.

The operating costs incurred in the period from January 18, 2024 (inception) to June 30, 2025 consist primarily of approximately $107,104 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended June 30, 2025, we had a net loss of $21,600, which consisted of formation and operating costs of $21,600.

For the six months ended June 30, 2025, we had a net loss of $107,104, which consisted of formation and operating costs of $107,104.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In connection with the closing of our IPO, the approximately $387,484 drawn down under the unsecured promissory note was repaid in full.

On August 11, 2025, the Company consummated its IPO of 5,000,000 units (“Units”), at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. In connection with the IPO, the underwriter was granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

Simultaneously with the consummation of the IPO and exercise of over-allotment option, we consummated the private placement (“Private Placement”) of 247,121 units (the “Initial Private Placement Units”) to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,471,210. Each Private Placement Unit consists of one ordinary share and one right to receive one-sixth (1/6th) of one ordinary share. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within 15 months from August 7, 2025, the effective date of this registration statement.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We will use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We also have ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision, a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We currently believes that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

As of June 30, 2025, the Company had $1,000 in cash and cash equivalents, a working capital deficit of $368,218 and shareholders’ deficit of $89,078. For the three months ended June 30, 2025, we had a net loss of $21,600 and negative cash flow of $1,000 in operating activities. For the six months ended June 30, 2025, we had a net loss of $107,104 and negative cash flow of $1,000 in operating activities. Further, we expect to continue to incur significant costs in the pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we received $387,484 in advances from our sponsor, which amount was included as amounts owed under the promissory note with our sponsor. Upon the closing of our IPO, we had no balance due to the sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to us.

Registration Rights

The holders of the Founder Shares and Private Units (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full). Additionally, the Company will issue the underwriters 3.5% of the gross proceeds of this offering as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, which will equal 175,000 shares (or 201,250 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of this offering.

Critical Accounting Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

JOBS Act

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (1) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of August, 2025.

STARRY SEA ACQUISITION CORP

By:	/s/ Yan Liang
Name:	Yan Liang
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kong Wai Yap
Name:	Kong Wai Yap
Title:	Chief Financial Officer
(Principal Financial Officer)