Form 10-Q
period 2025-09-30
STARRY SEA ACQUISITION CORP
filed 2025-10-31
CIK 2059165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, 7,635,871 ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

STARRY SEA ACQUISITION CORP

STARRY SEA ACQUISITION CORP

CONDENSED BALANCE SHEET

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$238,025	$-
Prepaid expenses	350,688	-
Total current assets	588,713	-

Non-current Assets
Deferred offering costs	-	25,000
Cash and Investments held in Trust Account	57,823,484	-
Total Non-current Assets	57,823,484	25,000
Total Assets	$58,412,197	$25,000

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	7,874	25,000
Due to Sponsor	19,352	-
Promissory Note - related party	-	6,974
Total Current Liabilities	$27,226	$31,974

Commitments and Contingencies – (see Note 6)	50,846,117	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,885,871 and 1,437,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(1)(2)	189	144
Additional paid-in capital	7,582,354	24,856
Subscription receivable	-	(25,000)
Accumulated deficit	(43,689)	(6,974)
Total Shareholders’ Equity (Deficit)	7,538,854	(6,974)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,412,197	$25,000

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of September 30, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)
Formation and operating costs	$253,090	$360,194
Loss from Operations	$(253,090)	$(360,194)
Other income:
Interest earned on cash held in Trust Account	323,479	323,479
Income (loss) before income taxes	70,389	(36,715)
Income taxes expense	-	-
Net income (loss)	70,389	(36,715)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	3,159,341	1,056,985
Basic and diluted net income per ordinary shares subject to possible redemption	0.15	0.65

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Starry Sea Acquisition Corp(1)(2)	1,683,858	1,519,921
Basic and diluted loss, ordinary shares attributable to Starry Sea Acquisition Corp	$(0.23)	$(0.48)

(1)	Excludes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of September 30, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	receivable	Deficit	(Deficit)
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(25,000)	$(6,974)	$(6,974)
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder Shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(85,504)	(85,504)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(92,478)	$(67,478)
Net loss	-	-	-	-	(21,600)	(21,600)
Balance as of June 30, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(114,078)	$(89,078)
Proceeds allocated to Public Rights	-	-	4,842,729	-	-	4,842,729
Sale of private placement shares	247,121	25	2,471,191	-	-	2,471,216
Issuance of representative shares	201,250	20	1,849,468	-	-	1,849,488
Underwriters’ discount and other offering expenses	-	-	(416,734)	-	-	(416,734)
Accretion of ordinary share subject to redemption value	-	-	(1,189,156)	-	-	(1,189,156)
Net income	-	-		-	70,389	70,389
Balance as of September 30, 2025 (Unaudited)	1,885,871	189	7,582,354	-	(43,689)	7,538,854

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024, March 31, 2025, and June 30, 2025. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of September 30, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$70,389	$(36,715)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	10,920	107,024
Interest earned on cash held in Trust Account	(323,479)	(323,479)
Changes in operating assets and liabilities
Prepaid expenses	(350,688)	(350,688)
Accrued expenses	(2,126)	7,874
Due to Sponsor	19,352	19,352
Net cash used in operating activities	(575,632)	(576,632)

Cash Flows from Investing Activity:
Investment of cash in trust account	(57,500,006)	(57,500,006)
Net cash used in investing activity	(57,500,006)	(57,500,006)

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	-	2,000
Repayment of promissory note payable - related party	(387,484)	(387,484)
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,350,000	56,350,000
Proceeds from ordinary shares issued in private placement	2,471,216	2,471,216
Payment of offering costs	(121,069)	(121,069)
Net cash provided by financing activities	58,312,663	58,314,663

Net change in cash	237,025	238,025
Cash at Beginning of period	1,000	-
Cash at End of the period	$238,025	$238,025

Supplemental Disclosure of Non-cash Information
Issuance of representative shares	$1,849,488	$1,849,488
Initial classification of ordinary shares subject to possible redemption	$49,656,961	$49,656,961
Allocation of offering costs to ordinary shares subject to possible redemption	$3,000,310	$3,000,310
Accretion of carrying value to redemption value	$1,189,156	$1,189,156
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$-	$25,000
Deferred offering cost paid by Sponsor	$42,347	$296,487

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

As of September 30, 2025, the Company had not commenced any operations. All activities through September 30, 2025 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. The Company will have only 15 months from August 7, 2025, the effective date of this registration statement, or during any Extension Period to complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from August 7, 2025, the effective date of the registration statement on Form S-1 (File Number 333-287976), as amended (the “Registration Statement”) for our IPO, which was declared effective by the SEC on August 7, 2025, or during any extension period.

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

The Company will have 15 months from the effective date of the Registration Statement to consummate its initial Business Combination. If the Company is unable to consummate the initial Business Combination within 15 months, it may seek shareholder approval to amend its second amended and restated memorandum and articles of association to extend the deadline (“Extension Period”) by which it must complete the initial Business Combination (the “Combination Period”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s rights, which will expire worthless if the Company fails to complete the Business Combination within the 15 months from the effective date of the Registration Statement or during any extension period.

On September 29, 2025, the Company entered into a letter of intent (the “Letter of Intent”) with Forever Young International Limited, a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China (“Forever Young”), for a proposed business combination (the “Proposed Business Combination”). Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of Forever Young wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $238,025 and nil as of September 30, 2025 and December 31, 2024, respectively. The Company has no cash equivalents as of September 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. No balance was in excess of the insured amounts as of September 30, 2025. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 15 months from August 7, 2025, the effective date of the Registration Statement, or during any extension period.

The Company recorded accretion of ordinary share subject to redemption value of $1,970,381 and $1,970,381 for the three months ended and nine months ended September 30, 2025, respectively.

As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,842,729)
Offering costs allocated to redeemable shares	(300,031)
Plus:
Accretion of carrying value to redemption value	1,189,156
Ordinary shares subject to possible redemption as of September 30, 2025 (Unaudited)	$50,846,117

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. Offering cost amounted to $3,417,044, consisting of $1,150,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $1,849,488 of the Representative Shares (discussed in the below), and $417,556 of other offering costs. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, public rights based on the relative fair values of public shares and public rights. Accordingly, $3,000,310 was allocated to public shares and charged to ordinary shares subject to possible redemption, and $416,734 was allocated to public rights and charged to shareholders’ equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and nine months ended September 30, 2025 did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
	(Unaudited)	(Unaudited)
Net income (loss)	$70,389	$(36,715)
Less: Accretion of redeemable ordinary shares to redemption value	(1,189,156)	(1,189,156)
Net loss including accretion of redeemable ordinary shares to redemption value	$(1,118,767)	$(1,225,871)

	For the Three Months Ended
	September 30, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(729,800)	$(388,967)
Accretion of redeemable ordinary shares to redemption value	1,189,156	-
Allocation of net income (loss)	$459,356	$(388,967)

Denominators:
Weighted-average ordinary shares outstanding	3,159,341	1,683,858

Basic and diluted earnings (loss) per share	$0.15	$(0.23)

	For the Nine Months Ended
	September 30, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(502,823)	$(723,048)
Accretion of redeemable ordinary shares to redemption value	1,189,156	-
Allocation of net income (loss)	686,333	(723,048)

Denominators:
Weighted-average ordinary shares outstanding	1,056,985	1,519,921

Basic and diluted earnings (loss) per share	$0.65	$(0.48)

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyers and sellers would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$57,823,484	$57,823,484	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 11, 2025, the underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture.

The Founder Shares except as described below, are identical to the ordinary shares included in the units being sold in this offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and private placement shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the public shares if the Company has not consummated the Company’s initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete its initial business combination within 15 months from, August 7, 2025, the effective date of the Registration Statement, or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, private placement shares and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after this offering.

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

As of September 30, 2025 and December 31, 2024, the principal amount due and owing under the Promissory Note was nil and $6,974, respectively. In connection with the closing of the IPO, the approximately $387,484 drawn down under the unsecured promissory note was repaid in full.

Due to Sponsor

As of September 30, 2025, the Sponsor has advanced the Company in the amount of $19,352, which is non-interest bearing and is due on demand. No balance was due to Sponsor as of December 31, 2024.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Related Party Loans.

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

The Company has accrued $16,774 for the administrative support services provided by the Sponsor for the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31 2024, the balance of amount due to the Sponsor were $16,774 and nil, respectively.

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

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

On August 11, 2025, the underwriter fully exercised the over-allotment option and none of the Founder Shares were subject to forfeiture. Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Sponsor purchased an aggregate of 247,121 Initial Private Placement Units for an aggregate purchase price of $2,471,210. Upon the communication of the IPO and exercise of the overallotment option, the Company issued the underwriters 201,250 shares as underwriting discounts and commissions.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Cash and cash equivalents	$238,025	$-
Cash held in Trust Account	$57,823,484	$-

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Formation and operating costs	$253,090	$360,194
Interest earned on cash held in Trust Account	$323,479	$323,479

The CODM reviews income earned on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating expenses, as reported on the statements of operations and comprehensive income and loss, are the significant segment expenses provided to the CODM on a regular basis.

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

The operating costs incurred in the period from January 18, 2024 (inception) to September 30, 2025 consist primarily of approximately $367,168 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended September 30, 2025, we had net income of $70,389, which consisted of interest earned on cash held in the Trust Account of $323,479, partially offset by formation and operating costs of $253,090.

For the nine months ended September 30, 2025, we had a net loss of $36,715, which consisted of formation and operating costs of $360,194, partially offset by interest earned on cash held in the Trust Account of $323,479.

Recent Developments

On September 29, 2025, the Company entered into a letter of intent (the “Letter of Intent”) with Forever Young International Limited., a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China (“Forever Young”), for a proposed business combination (the “Proposed Business Combination”). Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of Forever Young wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share.

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

Simultaneously with the consummation of the IPO and exercise of over-allotment option, we consummated the private placement (“Private Placement”) of 247,121 Initial Private Placement Units to the Sponsor, at a price of $10.00 per Initial Private Placement Unit, generating total proceeds of $2,471,210. Each Private Placement Unit consists of one ordinary share and one right to receive one-sixth (1/6th) of one ordinary share. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act.

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the Initial Public Offering if the Company does not consummate an initial business combination within 15 months from August 7, 2025, the effective date of the Registration Statement.

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

As of September 30, 2025, the Company had $282,083 in cash and cash equivalents held outside of the Trust Account and working capital of $561,487. For the three months ended September 30, 2025, we had a net income of $70,389, which consists of interest earned on cash held in the Trust Account of $323,479, partially offset by operating costs of $253,090. For the nine months ended September 30, 2025, we had a net loss of $36,715, which consisted of formation and operating costs of $360,194, partially offset by interest earned on cash held in the Trust Account of $323,479. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for certain general and administrative services, including office space, utilities and administrative services, provided to us. We began incurring these fees on August 11, 2025 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

Critical Accounting Estimates

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of September 30, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation.

The Company accounted for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) were classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares were classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

Given that the 5,750,000 ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a deemed dividend and charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in capital, over an expected 15 months from August 7, 2025, the effective date of the Registration Statement, or during any extension period.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Earnings (Loss) Per Ordinary Share

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyers and sellers would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents, marketable securities held in trust account, accounts payable and accrued expenses and due to related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2025, the Company consummated the IPO of 5,750,000 units (including 750,000 units issued upon the full exercise of the over-allotment option). Each Unit consists of one ordinary share of the Company, par value $0.0001 per share, and one right to receive one-sixth (1/6th) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO on August 11, 2025, the Company consummated the Private Placement with the Sponsor, of 247,121 Initial Private Placement Units at a price of $10.00 per Initial Private Placement Unit, generating total gross proceeds of $2,471,210. The Initial Private Placement Units are identical to the public units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Initial Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until at least 30 days following the completion of the Company’s initial business combination. The Sponsor was also granted certain demand and piggyback registration rights in connection with the purchase of the Initial Private Placement Units.

As of August 11, 2025, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement consummated simultaneously with the closing of the IPO were deposited in a trust account established for the benefit of the Company’s public stockholders, with Odyssey Transfer and Trust Company acting as trustee.

There were no sales of unregistered securities during the quarterly period covered by the Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Letter Agreement, between the Company and Forever Young International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of October, 2025.

STARRY SEA ACQUISITION CORP

By:	/s/ Yan Liang
Name:	Yan Liang
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kong Wai Yap
Name:	Kong Wai Yap
Title:	Chief Financial Officer
(Principal Financial Officer)