Form 10-K
period 2025-12-31
STARRY SEA ACQUISITION CORP
filed 2026-04-02
CIK 2059165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-42768

STARRY SEA ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

418 Broadway #7531 Albany, NY	12207
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 750-8895

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, $0.0001 par value, and one right	SSEAU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	SSEA	The Nasdaq Stock Market LLC
Rights to receive one-sixth (1/6th) of one Ordinary Share	SSEAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The registrant was not a public company on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on The Nasdaq Capital Market on August 8, 2025 and the registrant’s ordinary shares began separate trading on the Nasdaq Capital Market on October 2, 2025. The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, on October 2, 2025, computed by reference to the closing price for the ordinary shares of the registrant on such date, as reported on the Nasdaq Capital Market, was $57,097,500.

As of March 27, 2026, assuming all units have been separated, the Registrant had 7,635,871 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“Amended and Restated Memorandum and Articles of Association” are to our second amended and restated memorandum and articles of association in effect as amended and/or restated from time to time;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial shares” or “founder shares” are to the 1,437,500 ordinary shares initially issued to our sponsor in a private placement prior to the initial public offering;

●	“insiders” are to our initial shareholders and all of our officers and directors;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“initial shareholders” are to the holders of our founder shares prior to the initial public offering;

●	“IPO” or “Initial Public Offering” are to the initial public offering of our securities pursuant to our Prospectus, which offering was consummated on August 11, 2025;

●	“letter agreement” are to the agreements, executed on August 7, 2025 among us, our officers, directors and initial shareholders;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our ordinary shares of par value USD0.0001 each;

●	“Prospectus” are to the final prospectus, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on August 8, 2025 (covering Registration Statement No: 333-287976).

●	“PRC” or “China” are to the People’s Republic of China, and only in the context of describing the PRC laws, rules, regulations, regulatory authorities, and any PRC entities or citizens under such rules, laws and regulations and other legal or tax matters in this Annual Report, excludes Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“private units” are to the units issued to our sponsor in a private placement simultaneously with the closing of the initial public offering;

●	“public shares” are to ordinary shares being sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);

●

“public shareholders” are to the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

●	“representative shares” are to the 201,250 ordinary shares as the underwriters’ over-allotment option was exercised in full issued to A.G.P. (and/or its designees) as a part of the underwriting commission simultaneously with the closing of this offering;

●	“rights” are to the rights which are being sold as part of the units in the initial public offering and in the private placement to the sponsor;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to STARRY SEA INVESTMENT LIMITED, a British Virgin Islands business company;

●	“US Dollars” and “$” are to the legal currency of the United States; and

●	“we,” “us,” “our company” and “the company” are to STARRY SEA ACQUISITION CORP, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following the IPO.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. BUSINESS

General

We are a blank check company originally formed as a Cayman Islands exempted company on December 5, 2024, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. The company has not commenced any operations nor generated any revenues to date. All activity for the period from December 5, 2024 (inception) through December 31, 2025, relates to the company’s formation and the Initial Public Offering, and since the Initial Public Offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Starry Sea Investment Limited, a British Virgin Islands company, which was formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under British Virgin Islands law and other applicable law, our sponsor’s business is focused on investing in our company. Although each of our officers and directors is a shareholder of our sponsor; only Mr. Guojian Zhang, the sole director of our sponsor, holds voting securities in our sponsor and has the power to vote or dispose of the securities. On February 14, 2025, our sponsor purchased an aggregate of 1,437,500 ordinary shares (up to 187,500 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ option to purchase additional units is exercised) for an aggregate purchase price of $25,000, or approximately $0.017 per share, and subsequently, an aggregate of 205,000 founder shares transferred were transferred from sponsor to two executive officers and three independent director nominees at nil consideration. As the over-allotment option was exercised in full, none of the founder shares were forfeited.

On August 11, 2025, the company sold an aggregate 5,750,000 Units at a price of $10.00 per Unit for a total of $57,500,000 (including 750,000 Units from the exercise of the underwriters’ over-allotment option) (the “Units”). Each Unit consists of one ordinary share, par value $0.0001 per share, of the company (the “Ordinary Shares”) and one right to receive one-sixth (1/6th) of one ordinary share upon the consummation of the company’s initial business combination. Simultaneously with the consummation of the IPO and the sale of the Units, the company consummated the private placement of 247,121 private units, each placement unit consisting of one ordinary share and one right to receive one-sixth (1/6th) of one ordinary share, to the sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,471,210. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the private placement, totaling $57,500,000 in the aggregate, were placed in a trust account with Odyssey Transfer and Trust Company established for the benefit of the company’s public shareholders. Except for the withdrawal of interest earned on the amounts in the trust account to fund the company’s taxes, if any, or upon the redemption by public shareholders of ordinary shares in connection with certain amendments to the company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the company’s initial business combination or the redemption by the company of 100% of the outstanding ordinary shares issued by the company in the Initial Public Offering if the company does not consummate an initial business combination within a maximum of 15 months after the closing of the Initial Public Offering or, if such period is extended, within such extended period. We presently have no revenue and have had losses since the inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

Transaction costs related to our IPO amounted to $3,417,044, consisting of $1,150,000 of underwriting fees, $1,849,488 of the Representative Shares and $417,556 of other offering costs. A total of $57,500,000, from the proceeds of the IPO and the private placement, was placed in a U.S.-based trust account, established by the trustee. Except with respect to interest earned on the funds in the trust account that may be released to the company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of any of the company’s public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the company’s public shares if it does not complete its initial business combination within 15 months from the closing of the IPO or, if such period is extended, within such extended period to consummate a business combination, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the company’s public shares if it is unable to complete its initial business combination within 15 months from the closing of the IPO or, if such period is extended, within such extended period to consummate a business combination.

Net cash generated from the IPO and private placement units and held outside of the trust was used in operating activities was $816,060. As of December 31, 2025, the company had a working capital of $379,066.

On October 2, 2025, holders of the company’s Units could elect to separately trade the ordinary shares and rights included in its Units. The ordinary shares and rights are trading on the Nasdaq Capital Market (“Nasdaq”) under the symbols “SSEA” and “SSEAR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “SSEAU.” Holders of units will need to have their brokers contact the company’s transfer agent in order to separate the holders’ Units into ordinary shares and rights.

The funds in the trust account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned in the trust account (which interest shall be net of permitted withdrawals), if any, to complete our initial business combination.

Recent Developments

On September 29, 2025, we entered into a letter of intent (the “Letter of Intent”) with Forever Young International Limited, a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China (“Forever Young”), for a proposed business combination (the “Proposed Business Combination”). Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the acquisition of Forever Young wherein, among other things, we agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share.

Acquisition Strategy and Investment Criteria

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. Specifically, we will adopt the following major acquisition strategy:

●	leverage our management team’s operational expertise, successful deal experience and extensive knowledge in a broad sector horizon to effectively and efficiently seek acquisition opportunities and may pursue targets in any industry or geography;

●	leverage the unique combination of proven deal execution capabilities, extensive relationship networks and professional investment track record of our sponsor and management team’s extensive experience with listed companies, capital market transactions and investing in companies across a wide range of sectors;

●	focus our search for a target company that has compelling economics, potential for high recurring revenue, a defensible market position, and successful management teams that are seeking access to the public capital markets;

●	generate attractive returns and create value for our shareholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, management expertise and strategic insights;

●	identify an opportunity where our management team’s expertise could effect a positive transformation of the existing business to improve the overall value propositions while maximizing shareholder value;

●	identify companies that are under-performing their potential due to a temporary period of dislocation in the markets; and

●	source initial business combination opportunities through the extensive networks of our management team, sponsor and their affiliates, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices, that we believe will provide our management team with a robust flow of acquisition opportunities.

Our management team has decades of combined experience setting and implementing strategies to grow revenues and improve profitability, including developing growth initiatives, developing capital allocation strategies, reducing expenses to increase earnings or to redeploy capital into more beneficial initiatives, pursuing add-on acquisitions and divestitures, engaging in capital markets and other financing or restructuring activities, evaluating, changing or enhancing management when appropriate, and crafting other initiatives.

To execute our business strategy, we intend to:

●	utilize our management team’s extensive network of company owners, management teams, financial intermediaries and others to identify appropriate candidates for a possible business combination;

●	conduct rigorous research and analysis of various industries and companies to identify promising potential targets;

●	conduct a rigorous and thorough due diligence review of the targets under consideration, including an analysis of overall industry and competitive conditions and of company specific information, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, competitor analysis and reviews of operational, financial and business and other information, among others, in the evaluation process to ensure a high-quality potential target;

●	utilize our established deal execution experiences to better understand the competing priorities among stakeholders and creatively structure transaction terms to reach a transaction agreement beneficial to all parties;

●	identify under-exploited expansion opportunities overlooked by other companies where complexity or urgency mask hidden value and complete a business combination at an attractive price in terms of intrinsic value and future potential;

●	implement a business plan that we believe will accelerate growth and provide the company with flexibility both financially and operationally; and

●	seek further strategic opportunities in the form of acquisitions, divestitures or other transactions in order to enhance shareholder value.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so.

●	Established businesses with long-term financial visibility. We will seek to acquire a target that has already generated, or has the near-term potential to generate, strong and stable cash flow, with predictable and recurring revenue streams.

●	Defensible market position. We intend to seek target businesses with strong positions in an industry where they have disruptive or leading competitive technology, distinctive brand equity and/or product competencies.

●	Growth opportunities through capital investment. We intend to seek candidates who may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

●	Talented and incentivized management team with a proven track record. We will focus on candidates with a strong and experienced management team that has a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a management team that is well-incentivized and aligned in interest to create enduring shareholder value, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful U.S. public listing. We expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile associated with being a public company. We expect that the access to the public capital markets could allow such a target business to accelerate its growth, thereby enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Benefit uniquely from our capabilities. We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Attractive risk-adjusted returns. We intend to acquire a target that we believe can offer attractive risk-adjusted returns on the investments of our shareholders.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly traded company, we will offer a target business an alternative to the traditional Initial Public Offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than a traditional Initial Public Offering. During an Initial Public Offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our Initial Public Offering. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our Initial Public Offering and private units are intended to be applied generally toward effecting a business combination as described in our Prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our Initial Public Offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our Prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this Annual Report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to the Nasdaq Stock Market Listing Rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange after our Initial Public Offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any initial shares and private shares held by them as well as any other shares acquired in or after our Initial Public Offering into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our initial shareholders and our officers and directors have agreed (1) to vote their initial shares, private shares and any public shares acquired in or after our Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. The holders of the representative shares also have agreed, among other things, to vote their representative shares in favor of any proposed business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 1,671,440 of our public shares (or approximately 33.43% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that all issued and outstanding shares are voted, that the over-allotment option is not exercised, and that the insiders do not purchase any units in our Initial Public Offering or units or shares in the after-market).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in our Initial Public Offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s share. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

○	the number of company securities for which we received redemption requests pursuant to its redemption offer.

Conversion and Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any initial shares and private shares held by them as well as any other shares acquired in or after our Initial Public Offering into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in our Initial Public Offering or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the share registrar in the Cayman Islands will then update our register of members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least five days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. However, a final proxy statement will be distributed to our shareholders at least twenty calendar days prior to the general meeting if we seek shareholder approval of our initial business combination at such meeting. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 15 months from the closing of the Initial Public Offering, our amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within such time period, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable and less up to $100,000 of interest to pay dissolution expenses). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive their respective rights to participate in any liquidation of our trust account or other assets with respect to the initial shares and private units and to vote their initial shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our Initial Public Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our Initial Public Offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to register the resale of the initial shares, as well as the private units (and underlying securities); and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contains and will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2026. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or if we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Enforcement of Civil Liabilities

We are a company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets will be located within the United States after our Initial Public Offering. Our U.S. agent for service of process is Puglisi & Associates. However, it may be difficult for investors to effect service of process on us or our officers or directors within the United States in a way that will permit a U.S. court to have jurisdiction over us. The majority of our assets may be located outside the United States after our initial business combination.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We have been advised by Maples and Calder (Hong Kong) LLP, our Cayman Islands legal counsel, that there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

●	is given by a foreign court of competent jurisdiction;

●	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

●	is final;

●	is not in respect of taxes, a fine or a penalty;

●	was not obtained by fraud; and

●	was not obtained in a manner and is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Hong Kong

A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of United States courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States.

People’s Republic of China

As of the date of this Annual Report, there is uncertainty as to whether the courts of China would (1) recognize or enforce judgments of United States courts obtained against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or (2) be competent to hear original actions brought in each respective jurisdiction, against us or such persons predicated upon the securities laws of the United States or any state thereof.

The recognition and enforcement of foreign judgments are mainly provided for under the Chinese Civil Procedure Law. Chinese courts may recognize and enforce foreign judgments in accordance with the requirements of the Chinese Civil Procedure Law and other applicable laws and regulations based either on treaties between China and the country where the judgment is made or in reciprocity between jurisdictions. Accordingly, there is uncertainty whether China courts will recognize or enforce judgments of United States or Cayman Islands Courts because China does not have any treaties or other agreements with the Cayman Islands or the United States that provide for the reciprocal recognition and enforcement of foreign judgments as of the date of this Annual Report. Further, under Chinese Civil Procedure Law, Chinese courts will not enforce a foreign judgment against us or our officers and directors if the court decides that such judgment violates the basic principles of PRC law or national sovereignty, security or social public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States or in the Cayman Islands.

Under the PRC Civil Procedure Law, foreign shareholders may originate actions based on PRC law against a company in China for disputes if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. However, it will be difficult for U.S. shareholders to originate actions against us in the PRC in accordance with PRC laws because we are incorporated under the laws of the Cayman Islands and it will be difficult for U.S. shareholders, by virtue only of holding our ordinary shares, to establish a connection to the PRC for a PRC court to have jurisdiction as required under the PRC Civil Procedure Law.

In addition, our directors and officers are nationals or residents of Malaysia, Hong Kong, the PRC and the United States, and most or a substantial portion of their assets are located in the aforementioned locations.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, an application must be made to the Hong Kong High Court to enforce a foreign judgment, which requires the engagement of a local counsel to facilitate or prepare the application, together with its various supporting documents. The applicant must then proceed through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for investors to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States-incorporated company.

Potential Legal and Operational Risks Associated with a Majority of Directors and Officers Based in or Having Significant Ties to China

Although we currently do not have any PRC subsidiary or China operations, a majority of our executive officers and directors are located in, or have significant ties to, China, which may make us a less attractive partner to potential target companies outside the PRC than a non-PRC related SPAC. As a result, we are more likely to acquire a company based in China through subsidiaries and VIEs in an initial business combination. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company may face various legal and operational risks and uncertainties after the business combination. See “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China as a result of the location in or substantial ties of our officers and directors to China.” In order to reduce or limit such risks, we will not consider or undertake an initial business combination with any company which financial statements are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years. Accordingly, this may limit the pool of acquisition candidates we may acquire in China due in part to PRC laws and regulations against foreign ownership and investment in certain assets and industries, known as restricted industries, including, but not limited to, value added telecommunications services (except for e-commerce, domestic multiparty communications, store-and-forward services and call centers). Further, due to (i) the risks associated with acquiring and operating a business in the PRC and/or Hong Kong and (ii) the fact that a majority of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China- or non-Hong Kong-based target companies and may also make it more difficult for us to consummate a business combination with a PRC- or Hong Kong-based target business.

In the event that we determine to pursue a business combination target company based in China or Hong Kong, we may become subject to legal and operational risks because our sponsor operates in China and our executive officers and directors are located in or have significant ties to China resulting from PRC laws and regulations that are sometimes vague and uncertain, and which may therefore, present risks that may result in a material change in its principal operations in China, significantly depreciation of the value of the combined company’s securities, or materially hinder or prevent the offering of securities by the combined company to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. For example, if we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, cybersecurity and data privacy, as well as the potential lack of PCAOB inspection of its auditors or the auditors of the target business. In addition, the combined company may be subject to legal and operational risks associated with having substantially all of its operations in China, including risks related to the legal, political and economic polies of the Chines government, the relations between China and the United States, or PRC or United States regulations, which risks could have a material adverse effect on the combined company’s operations and/or the value of the securities of the combined company. See “Risk Factors — We, or our sponsor, executive officers and directors who are based in or have significant ties to China, may be subject to certain risks relating to regulatory oversight by the PRC government. Given the PRC government’s recent statements and regulatory actions, such as those related to data security or anti-monopoly concerns, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.”

The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, network platform operators with personal information of more than one million users must apply for cyber security review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. If we enter into a business combination with a target business operating in China, the combined company may face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder the combined company’s ability to offer or continue to offer securities to investors.

If we acquire a company based in China, to the extent that the combined company in the future seeks to fund the business through distribution, dividends or transfer of funds among and between holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China, and any transfer of funds among the PRC subsidiaries are allowed under and subject to regulations on private lending. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payment to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. A majority of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. No PRC legal counsel has been retained for purpose of our Initial Public Offering and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we begin our business combination process with a China-based target, we expect to retain a PRC legal counsel who will advise us and provide its opinion of counsel relating to the enforceability of civil liabilities and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

PRC Limitation on Overseas Listing and Share Issuances (Post Business Combination)

On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which took effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; if a domestic company fails to complete the filing procedure or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company (recognition with the principle of substance over form): (a) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited combined financial statements for the same period; (b) its major operational activities are carried out in mainland China or its main places of business are located in mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes such application, in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. In addition, the Trial Measures requires that subsequent securities offering of an issuer in the same overseas market where its securities have been offered and listed shall be filed with the CSRC within three business days after the offering is completed, and subsequent securities offerings and listings of an issuer in overseas markets other than where its securities have been offered and listed shall be filed with within three business days after such application is submitted.

The Trial Measures also set forth the issuer’s reporting obligations in the event of occurrence of material events (the “Material Events”) after the overseas offering and listing. The issuer shall submit a detailed report to the CSRC within three working days after the occurrence and public announcement of the relevant Material Event, including (1) changes in the controlling rights; (2) being subject to investigation, punishment or other measures by overseas securities regulatory authorities or the relevant authorities; (3) changing listing status or changing the listing board; and (4) voluntary or compulsory termination of listing. Besides, if any material change in the principal business and operation of the issuer after its overseas offering and listing makes the issuer no longer within the scope of record-filing, the issuer shall submit a special report and a legal opinion issued by a PRC domestic law firm to the CSRC within three working days after the occurrence of the relevant change to provide an explanation of the relevant situation.

According to the Trial Measures, the PRC domestic enterprises engaging in overseas offering and listing activities shall strictly comply with the laws, administrative regulations, and relevant provisions of the PRC government on foreign investment, State-owned assets, industry regulation and overseas investment, shall not disrupt domestic market order, and shall not harm national interests, public interest and the legitimate rights and interests of domestic investors. The PRC domestic enterprise that conducts overseas offering and listing shall (1) formulate its articles of association, improve its internal control system and standardize its corporate governance, financial affairs and accounting activities in accordance with the PRC Company Law, the PRC Accounting Law and other PRC laws, administrative regulations and applicable provisions; and (2) abide by the legal system of the PRC on confidentiality and take necessary measures to implement the confidentiality responsibility, shall not divulge any state secret or the work secrets of state authorities, and shall also comply with laws, administrative regulations and the relevant provisions of the PRC where involved in the overseas provision of personal information and important data.

In addition, the Trial Measures provides the circumstances where the overseas offering and listing is explicitly prohibited, including the following situations: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the overseas offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the PRC domestic enterprise, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the PRC domestic enterprise is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

Moreover, we have been closely monitoring other regulatory developments in China regarding any necessary registrations or approvals from the CSRC or other PRC governmental authorities required for overseas listings, including our Initial Public Offering, and a potential business combination with a target business based in and primarily operating in China. For example, on December 28, 2021, the CAC, MIIT and other eleven regulatory authorities jointly issued the Revised Cybersecurity Review Measures, which became effective on February 15, 2022 and repealed the Cybersecurity Review Measures promulgated on April 13, 2020. The Revised Cybersecurity Review Measures provide that a critical information infrastructure operator purchasing network products and services, and network platform operators engaging in data processing activities that affect or may affect national security, which affect or may affect national security, shall apply for cybersecurity review and that network platform operators that hold personal information of over one million users shall apply with the Cybersecurity Review Office for a cybersecurity review before listing abroad. The relevant government authorities may initiate the cybersecurity review against the relevant operators if the authorities believe that the network products or services or data processing activities of such operators affect or may affect national security.

As we do not have any material operations in China, given that (1) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Annual Report are subject to the Regulations on Merger and Acquisition of Domestic Enterprises by Foreign Investors (the “M&A Regulations”) and the Trial Measures; and (2) our company is a blank check company newly incorporated in the Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that our officers and/or directors are not required to obtain any licenses or approvals or subject to registration with the CSRC pursuant to the Trial Measures and under applicable PRC laws and regulations, for consummation of our Initial Public Offering and while seeking a target for the initial business combination. We also believe that our officers and directors do not fall under or are not governed by requirements from the CSRC, and we are not required to obtain approvals from CAC or any other PRC government authorities to issue our ordinary shares to foreign investors.

As of the date of this Annul Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our Initial Public Offering from the CSRC, the CAC or any other governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. The relevant PRC government agencies could reach a different conclusion, and if it is determined in the future that the registration with the CSRC pursuant to the Trial Measures and/or the approval of the CSRC, CAC or any other regulatory authority is required for our Initial Public Offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. This could occur in the event (1) we have not registered our Initial Public Offering pursuant to the Trial Measures; (2) we do not receive or maintain any required governmental permissions or approvals, (3) if we inadvertently conclude that such registration, permissions or approvals are not required, or (4) if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals in the future. These regulatory agencies may require us to register with the CSRC following our Initial Public Offering as a result of the Trial Measures, impose fines and penalties on our operations in China, limit our ability, or the post-combination PRC subsidiary’s ability, to pay dividends outside of China after the business combination, limit our post-combination PRC subsidiary’s operations in China, delay or restrict the repatriation of the proceeds from our Initial Public Offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, including but not limited, to revoking business and other licenses, requiring the restructuring of ownership or operations and requiring discontinuation of any portion of all of the acquired business, and any of the foregoing can adversely affect the trading price of our securities pre- and post-business combination. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our Initial Public Offering before settlement and delivery of our units or delay our potential business combination. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if in the future the CSRC, the CAC or other regulatory PRC agencies promulgate new rules requiring that we obtain their approvals for our Initial Public Offering or our business combination, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities. For more detailed information, see “Risk Factors — Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China as a result of the location in or substantial ties of our officers and directors to China—We do not believe the approval of the CSRC is required in connection with our Initial Public Offering; however, if required, we cannot predict whether we will be able to obtain such approval.” and “Risk Factors—Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China as a result of the location in or substantial ties of our officers and directors to China—The PRC regulatory framework for data security and personal information protection is evolving, and our initial business combination may be subject to a variety of PRC laws and regulations regarding cybersecurity and data protection. We may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.”

Due to the risks of doing business in the PRC and the fact that our sponsor is predominantly controlled by a PRC national, we may become a less attractive partner to non-PRC-based target companies as compared to a non-PRC-based special purpose acquisition company, which may therefore make it harder for us to complete an initial business combination with a target company that is based outside of the PRC and which may therefore make it more likely that we will need to target a business combination with a target company located in the PRC. For further risk factors relating to our Initial Public Offering and our company, please see “Risks Factors” in this Annual Report.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own, except for organizational activities, the preparation of our Initial Public Offering and, following the closing of our Initial Public Offering, searching for a suitable target to consummate an initial business combination. As of the date of this Annual Report, no transfers, dividends, or distribution have been made by us.

Although we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC target company which might require a VIE structure. In such event, investors in our ordinary shares following a business combination would not hold equity interests in operating companies domiciled in PRC under our control and would hold equity interests in a Cayman Islands post-combination holding company. The combined company would rely on the contractual arrangements with the VIE subsidiaries and its shareholders to operate the business. The combined company will not have equity interests in such PRC operating companies but whose financial results would be consolidated into its consolidated financial statements in accordance with U.S. GAAP, due to it or its direct owned subsidiaries in PRC, i.e., the wholly foreign-owned enterprise (“WFOE”) and the combine company’s being the primary beneficiary of, such entity, for accounting purposes. You will not directly hold equity interests in PRC operating companies. Additionally, the agreements associated with the VIE structure have not been tested in court of law in any jurisdiction. As a result, although other means are available for the combined company to obtain financing at the holding company level, its ability to pay dividends to its shareholders and to service any debt it may incur may depend upon dividends paid by the PRC target company’s subsidiaries.

To the extent that a VIE structure is utilized due to restrictions of foreign investment in the target’s industry, the PRC subsidiaries may subsequently provide funds to the VIE through extending loans subject to statutory limits and restrictions. After the business combination, the combined company may rely on dividends and other distributions from the operating companies to provide it with cash flow and to meet its other obligations. The combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries which are entitled to substantially all of the economic benefits of the VIEs. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made.

To the extent that a VIE structure is utilized, cash is transferred through the post-combination organization in the manner as follows: (1) the holding company may transfer funds to its subsidiaries, or intermediate holding companies, via additional capital contributions or shareholder loans, as the case may be; (2) the intermediate holding companies may provide loans to the VIE, subject to statutory limits and restrictions; (3) funds from the VIE to the intermediate holding companies are remitted as services fees; and (4) the intermediate holding companies may make dividends or other distributions to the holding company.

Current PRC regulations permit the PRC target company’s indirect PRC subsidiaries to pay dividends to an overseas subsidiary, for example, a subsidiary located in Hong Kong, only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the State Administration for Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, cash generated from the operations of a PRC target company’s subsidiaries may be used to pay dividends to the post-combination holding company. In addition, each of the PRC target company’s subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

The PRC government also imposes controls on the conversion of the Renminbi (“RMB”), the legal currency of the PRC, into foreign currencies and the remittance of currencies out of the PRC. Therefore, the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its profits, if any. Furthermore, if the PRC target company’s subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If the combined company or the PRC target company and its subsidiaries are unable to receive all of the revenues from their operations through the VIE agreements, the combined company may be unable to pay dividends on its ordinary shares.

If the combined company will be considered a PRC tax resident enterprise for tax purposes, any dividends it pays to its overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. In addition, in order for to pay dividends to its shareholders, the combined company may rely on payments made from the VIE to WFOE, pursuant to VIE agreements between them, and the distribution of such payments to the combined company’s overseas subsidiary as dividends from WFOE. Certain payments from the VIE to WFOE are subject to PRC taxes, including business taxes and value-added tax.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Corporate Information

Our principal executive office is located at 418 Broadway #7531 Albany, NY, 12207, and our telephone number is (646) 750-8895.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding.

Item 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to the offering, together with the other information contained in this Annual Report, before making a decision to invest in our units. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a newly formed blank check company with no operating history and no revenues, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed blank check company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination. Further, our executive officers and directors and the shareholder of our sponsor have ties to the PRC and/or are located in the PRC, which may make it more difficult for us to complete an initial business combination with a target company outside of the PRC, and therefore, make it more likely that we will need to target a business combination with a target company located in the PRC.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had cash of $112,134. We had a working capital of $379,066 as of December 31, 2025. Further, we expect to incur significant costs in pursuit of our acquisition plans after the completion of our Initial Public Offering. Management’s plans to address this need for capital through our offering are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of our offering. The financial statements do not include any adjustments that might result from our inability to consummate our offering or our ability to continue as a going concern. Moreover, there is no assurance that we will consummate our initial business combination. These factors raise substantial doubt about our ability to continue as a going concern.

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 15 months before receiving liquidation distributions.

We have 15 months from the effective date of the closing of our Initial Public Offering to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner to make it easier for us to complete our initial business combination, which our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval by (1) holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, or (2) a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the effective date of the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our public shares.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may not be able to consummate an initial business combination within a specific period of time or, if such period is extended, within such extended period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 15 months from the effective date of the closing of our Initial Public Offering or, if such period is extended by amending our second amended and restated memorandum and articles of association, within such extended period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

We have 15 months from the closing of the Initial Public Offering to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our ability to consummate an attractive business combination may be impacted by the market for Initial Public Offerings.

If the market for Initial Public Offerings is limited, we believe there will be more attractive target businesses open to consummating an initial business combination with us as a means to achieve publicly held status. Alternatively, if the market for Initial Public Offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial business combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We face competition in finding an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

In recent years, many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Mr. Guojian Zhang, a PRC resident and a non-U.S. person, hold all of the outstanding shares of our sponsor. Upon consummation of our offering and the private placement, the sponsor, together with the company’s executive officers and independent directors, will collectively own approximately 22.26% of our issued and outstanding ordinary shares (assuming they do not purchase any units in our Initial Public Offering and no over-allotment option is exercised). Certain companies requiring federally issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is with a U.S. target company engaged in a regulated industry or which may affect national security. The jurisdictional scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA and subsequent implementing regulations that are now in force also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company were we to proceed without first obtaining CFIUS clearance. The foreign ownership limitations and the potential impact of a CFIUS review may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited, and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially or 100.0% of the gross proceeds from the offering, and the rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Initial Public Offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we expect to have net tangible assets of at least $5,000,001 upon the successful consummation of our Initial Public Offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, or we will be otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination within 15 months from the effective date of the closing of our Initial Public Offering. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our second amended and restated memorandum and articles of association authorizes the issuance of 500,000,000 ordinary shares of a par value of US$0.0001 each. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional ordinary shares or preferred shares or debt securities, or a combination thereof, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors in our Initial Public Offering;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, it may not be able to meet such obligation. Therefore, the per-share redemption price from the trust account in such a situation may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.00 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are forced to enter into insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

If we deviate from the acquisition criteria or guidelines set forth in this Annual Report, investors in our Initial Public Offering may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

While we intend to use such acquisition criteria and guidelines set forth in this Annual Report in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so. If we were to elect to deviate from the acquisition criteria or guidelines set forth in this Annual Report, each person who purchased units in our Initial Public Offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the units he or she acquired in the offering (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities. For instance, the SEC can seek injunctions under Section 20(b) of the Securities Act if it believes a violation under the Securities Act has occurred or is imminent. The SEC can also seek civil penalties under Sections 20(d) and 24 if a party has violated the Securities Act or an injunctive action taken by the SEC or if a party willfully, in a registration statement filed under the Securities Act, makes any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading. Furthermore, Section 20 allows the SEC to refer matters to the attorney general to bring criminal penalties against an issuer.

Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights will expire and holders will not receive any of such proceeds with respect to the rights.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Accordingly, the rights may expire worthless.

If a public holder fails to receive notice of our offer to redeem our ordinary shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a public holder fails to receive our tender offer or proxy materials, as applicable, such public holder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our ordinary shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem ordinary shares. For example, we may require our public holders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their share certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a public holder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Transhare Corporation, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (1) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (2) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (1) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (2) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, including by increasing the cost of such lawsuits to a rights holder, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We are not limited to specific locations or industries and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a company in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a target business.

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination. Such requirement may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the Nasdaq Stock Market Listing Rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us for our taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange after our Initial Public Offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have key-man insurance on the life of any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses, thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination.

As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our insiders have waived their right to convert (or sell to us in any tender offer), to the extent applicable, their initial shares or any other ordinary shares acquired in our Initial Public Offering or thereafter (although none of these insiders have indicated any intention to purchase units in our Initial Public Offering or thereafter), or to receive distributions with respect to their shares upon our liquidation if we are unable to consummate our initial business combination. Our sponsor has also waived its right to convert (or sell to us in any tender offer) its private shares or any other ordinary shares acquired in our Initial Public Offering or thereafter (although it has not indicated any intention to purchase units in our Initial Public Offering or thereafter), or to receive distributions with respect to their private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after our Initial Public Offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the best interest of our shareholders. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Past performance by our management team and our sponsor may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our sponsor and its affiliates is presented for informational purposes only. Past performance by our management team and our sponsor is not a guarantee either (1) of success with respect to any business combination we may consummate or (2) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or our sponsor’s respective performance as indicative of future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in our sponsor or its affiliates.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our initial shares and private units, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, with the prior written consent of A.G.P., in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. In addition, in order to facilitate our initial business combination, our sponsor may surrender or forfeit, transfer or exchange our initial shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. Through such transfer, or otherwise, our sponsor may remove itself as the sponsor of our company before identifying a potential business combination, which may result in our inability to consummate a business combination. There can be no assurance that any replacement sponsor will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities have been approved to be listed on Nasdaq, a national securities exchange. Although, after giving effect to our Initial Public Offering, we expect to meet on a pro forma basis the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	lack of ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering, which will cause us to be solely dependent on a single business with a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our public shareholders’ ability to exercise their redemption rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a minimum amount of cash at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 15 months, in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares and suffer an entire loss on your investment.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct conversions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote for or against, or abstain from voting on, a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described in our Prospectus) regardless of whether such shareholder votes for or against such proposed business combination, or abstain from voting on. Accordingly, public shareholders owning shares sold in our Initial Public Offering may exercise their redemption rights and we could still consummate a proposed business combination so long as we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attended and voted at a general meeting of the company. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise redemption rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any general meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against, or abstain from voting on, such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law and our second amended and restated memorandum and articles of association as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the general meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their redemption rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our second amended and restated memorandum and articles of association, we are required to give a minimum of only five days’ notice for each general meeting. However, a final proxy statement will be distributed to our shareholders at least twenty calendar days prior to the general meeting if we seek shareholder approval of our initial business combination at such meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time, and you may not be able to sell your securities when you wish to, while other shareholders who did not seek conversion would be able to sell their securities during this time.

Other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our Initial Public Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us, and thus may influence certain actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon consummation of our offering and the private placement, our initial shareholders will own approximately 22.26% of our issued and outstanding ordinary shares (assuming the sponsor does not purchase any units in our offering and no over-allotment option is exercised). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our Initial Public Offering or any units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if our initial shareholders purchase any units in our Initial Public Offering or if our officers, directors, initial shareholders or their affiliates determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the then trading price of our ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote their initial shares, private shares and any public shares acquired in or after our Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of such proposed business combination.

There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% of the voting rights of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for 15 months. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

The purchase price for the initial shares payable by our initial shareholders was $25,000, or approximately $0.017 per share. Accordingly, you will experience immediate and substantial dilution from the purchase of our ordinary shares.

The difference between the public offering price per share and the pro forma net tangible book value per share after our Initial Public Offering constitutes a dilution to the investors in our Initial Public Offering. Our initial shareholders acquired their initial shares at a nominal price, significantly contributing to this dilution. Upon consummation of our Initial Public Offering, you and the other new investors will incur an immediate and substantial dilution of approximately 98.1% or $8.41 per share (or $8.43, representing 98.4% if the underwriters exercise their over-allotment option in full) (the difference between the public offering price per share and the pro forma net tangible book deficit per share of $0.28 per share. This is because investors in our Initial Public Offering will be contributing approximately 95.6% of the total amount paid to us for our outstanding securities after our Initial Public Offering but will only own approximately 77.2% of our outstanding securities (assuming the over-allotment option is not exercised). Accordingly, the per-share purchase price you will be paying substantially exceeds our per share net tangible book value.

Our outstanding rights or the conversion of the promissory notes upon consummation of our business combination into private units may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

Assuming the over-allotment option is not exercised, we will be issuing rights included in the units offered by this Annual Report that will result in the issuance of up to 833,333 ordinary shares upon consummation of our business combination, as well as rights included in the private units to be purchased by the sponsor that will result in the issuance of an additional 38,686 ordinary shares upon consummation of our business combination. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If to the extent these rights are converted, you may experience dilution to your holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of 1,437,500 ordinary shares, at any time commencing three months prior to the end of the lock-up period. Additionally, our sponsor, officers, directors or their affiliates are entitled to demand that we register the resale of the 232,121 ordinary shares (or 247,121 ordinary shares if the overallotment is exercised in full) included in the private units, and 38,686 ordinary shares (or 41,186 ordinary shares if the overallotment is exercised in full) underlying the rights included in the private units. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we were deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

On January 24, 2024, the SEC adopted final rules (the “SPAC Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Final Rules were published in the Federal Register on February 26, 2024, and have become effective on July 1, 2024 (125 days after publication in the Federal Register).

Instead of adopting a safe harbor from the “investment company” definition under section 3(a)(1)(A) of the Investment Company Act, the SPAC Final Rules provide that whether a SPAC is an “investment company” under the Investment Company Act is based on particular facts and circumstances. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of multiple facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of the SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The funds in the trust account will be held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. However, it is possible that a claim could be made that we have been operating as an unregistered investment company. See “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.” If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements, which would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may be unable to consummate the initial business combination and instead be required to conduct a liquidation. If we were required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and the public rights would expire worthless. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.

Following the consummation of our Initial Public Offering, the funds in the trust account will be held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, as noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to the regulations under the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account (excluding any taxes payable on the income earned on the trust account) unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

The determination of the offering price of our units is more arbitrary than the pricing of securities for an operating company in a particular industry.

Prior to our Initial Public Offering, there was no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the representative of the underwriters. Factors considered in determining the prices and terms of the units, including the ordinary shares and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	our capital structure;

●	the per share amount of net proceeds being placed in the trust account;

●	an assessment of our management and their experience in identifying operating companies; and

●	general conditions of the securities markets at the time of the offering.

However, although these factors will be considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our Initial Public Offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, and most of our executive officers and directors are located outside the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal or state courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, most of our executive officers and directors are located outside of the United States and are nationals or residents of jurisdictions other than the United States, and most or a substantial portion of their assets are located outside of the United States.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. A judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside, and the judicial recognition process may be time-consuming. It may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

We have appointed Puglisi & Associates as our agent to receive service of process with respect to any action brought against us in the state or federal courts of the United States in connection with our Initial Public Offering under the securities laws of the United States.

Our corporate affairs is governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the Companies Act and common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while provisions do exist in Cayman Islands law for derivative actions to be brought in certain circumstances, shareholders in the Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a Cayman Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

We have been advised by our Cayman Islands legal counsel that there is uncertainty as to whether the courts of the Cayman Islands would:

●	recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a foreign judgment, without any re-examination or re-litigation of matters adjudicated upon, provided that such judgment (1) is given by a foreign court of competent jurisdiction; (2) imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given; (3) is final; (4) is not in respect of taxes, a fine or a penalty; (5) was not obtained by fraud; and (6) is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association designates the courts of the Cayman Islands as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated memorandum and articles of association provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as the exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as the exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to this provision. There is uncertainty as to whether a court would enforce this provision, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases of stock by publicly traded domestic corporations, including United States corporations and certain non-U.S. corporations treated as “surrogate foreign corporations”. The excise tax will apply to stock repurchases occurring on or after January 1, 2023. The amount of the excise tax payable is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase, subject to certain exceptions and limitations. On April 9, 2024, the U.S. Department of the Treasury (the “U.S. Treasury”) issued proposed regulations relating to payment of excise tax, which may generally be relied upon by taxpayers until the regulations are finalized.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares, absent any regulations and other additional guidance that may be issued in the future with retroactive effect.

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation, in which case it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to the proposed regulations from the U.S. Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the structure of the initial business combination, the extent to which such redemptions could be treated as dividends and not repurchases, and the content of any final regulations and other additional guidance from the U.S. Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with an initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). The financial statements may also be required to be prepared in accordance with U.S. GAAP for Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or if we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make a comparison of our financial statements with another public company (which is neither an emerging growth company nor an emerging growth company opting out of using the extended transition period) difficult or impossible because of the potential differences in accountant standards used. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive due to the reduced disclosure requirements applicable to us, there may be a less active trading market for our shares, and our share price may become more volatile.

An investment in our Initial Public Offering may involve adverse U.S. federal income tax consequences to U.S. investors.

An investment in our Initial Public Offering may involve adverse U.S. federal income tax consequences. For instance, there is a risk that an investor’s entitlement to receive payments in excess of the investor’s initial tax basis in our ordinary shares upon exercise of the investor’s conversion right or upon our liquidation of the trust account will result in constructive income to the investor, which could affect the timing and character of income recognition and result in U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Furthermore, because there are no authorities that directly address instruments similar to the units we are issuing in our Initial Public Offering, the allocation an investor makes with respect to the purchase price of the unit between the ordinary shares and rights included in the units could be challenged by the U.S. Internal Revenue Service (the “IRS”), or the courts. See “Taxation—U.S. Federal Income Taxation” for a summary of the material U.S. federal income tax consequences of an investment in our securities. In addition, the U.S. tax treatment of consideration received in respect of the rights is unclear. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We have also not sought a ruling from the IRS as to any U.S. federal income tax consequences described in our Prospectus. The IRS may disagree with the descriptions of U.S. federal income tax consequences described herein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described in this Annual Report. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local, or foreign tax laws, as well as U.S. federal tax laws.

We may qualify as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a passive foreign investment company (“PFIC”) for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the “Taxation—U.S. Federal Income Taxation—General”) of our securities, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception depends on the facts and circumstances and is subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. In addition, our PFIC status for any taxable year will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our rights in any event. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules.

Our initial business combination and our structure thereafter may not be tax-efficient to holders of our ordinary shares and rights. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or rights holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or rights holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rights holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. In addition, shareholders and rights holders may be subject to additional income, withholding or other taxes with respect to their ownership of the combined company after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by various taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

The management following a business combination may be unfamiliar with the laws and regulations applicable to a U.S. public company, which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company, and the management of the target business at the time of the business combination will remain in place. We cannot assure you that the management of the target business will be familiar with the laws and regulations applicable to a U.S. public company. If the management following a business combination is unfamiliar with these laws and regulations, they may have to expend time and resources becoming familiar with such laws and regulations. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect the operations of the combined company.

If restrictions on repatriation of earnings from the target business’ home jurisdiction to foreign entities are instituted, our business following a business combination may be materially negatively affected.

It is possible that following an initial business combination, the home jurisdiction of the target business may have restrictions on repatriations of earnings or additional restrictions may be imposed in the future. If they were, it could have a material adverse effect on our operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by extraordinary events and the status of debt and equity markets.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by extraordinary events and the status of debt and equity markets. For example, the outbreak of the COVID-19 coronavirus over the past years resulted in a widespread health crisis, which has materially and adversely affected the economies and financial markets worldwide. Going forward, the continued concerns relating to COVID-19 or the occurrence of other extraordinary events, such as natural disasters and unusual weather conditions, power outages, pandemic outbreaks, terrorist acts, and global political events, may restrict travel, limit our ability to have meetings with potential investors, delay the negotiation among relevant parties, or lead to a prolonged economic downturn. If the disruptions posed by these extraordinary events or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. Furthermore, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which, in turn, may be impacted by the occurrence of any extraordinary events.

We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from any geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the recent escalation of geopolitical tensions, such as the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict are highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the above-mentioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause fail to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account to redeem such larger number of shares or arrange for additional third-party financing. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

If we seek shareholder approval of our initial business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote their initial shares, private shares and any public shares acquired in or after our Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. A.G.P. has also agreed, pursuant to the underwriting agreement with us, among other things, to vote the representative shares in favor of any proposed business combination. As a result, we would need only approximately 33.46% of our public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming that all issued and outstanding shares are voted, that the over-allotment option is not exercised, and that the initial shareholders do not purchase any units in our Initial Public Offering or units or shares in the after-market). We expect that our initial shareholders holding initial shares and their respective permitted transferees collectively will own at least 20% of our issued and outstanding ordinary shares immediately following the completion of our Initial Public Offering (excluding the private shares issued in the private placement and representative shares and assuming they do not purchase any units in our Initial Public Offering). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling shareholder. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange. However, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through the redemption process;

●	our registration statement/proxy statement filed for its business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of the company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

○	the number of company securities for which we received redemption requests pursuant to our redemption offer.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, you may be forced to sell your public shares, potentially at a loss, to liquidate your investment.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 15 months from the effective date of the closing of our Initial Public Offering. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and expenses, and to complete our initial business combination.

Of the net proceeds of our Initial Public Offering, $730,000 is anticipated to be available to us initially outside the trust account to fund our working capital requirements and cover expenses. Since the over-allotment option was exercised in full, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination or pay our expenses. In such event, we would need to borrow funds from our insiders to operate or may be forced to liquidate. Our insiders are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

If the net proceeds of our Initial Public Offering not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 15 months, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not reveal all material issues that may be present inside a particular target business, uncover all material issues through a customary amount of due diligence, or ensure that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Because we have not selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development-stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, or we will not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment if such opportunity were available in an acquisition target.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector that we may consider when contemplating our initial business combination. We may, therefore, be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our rights will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may cause management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may cause management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for multiple reasons, some of which are beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on share redemption, and the rights will expire worthless.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may effect a business combination with a company located outside of the United States and, if we do so, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property;

●	employment regulations; and

●	deterioration of political relations with the United States.

We cannot assure you that we will be able to adequately address these additional risks. If we were unable to do so, our operations would suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

For example, the Cayman Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the International Tax Co-operation (Economic Substance) Act (As Revised), or the ITC, came into force in the Cayman Islands introducing certain economic substance requirements for Cayman Islands tax resident companies which are engaged in certain “relevant activities.” However, it is not anticipated that the company itself will be subject to any such requirements prior to any business combination and thereafter the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ITC will have little material impact on the company or its operations, as the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of these legislative changes on the company.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

In addition, our directors and officers are nationals or residents of Malaysia, Hong Kong, the PRC and the United States, and most or a substantial portion of their assets are located in the aforementioned locations.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment, for which you will be required to engage a local counsel to facilitate or prepare the application, together with its various supporting documents. You will then be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S.-incorporated company.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our Initial Public Offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

After our initial business combination, substantially all of our assets may be located in another foreign country and substantially all of our revenue may be derived from our operations in such country. The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Many of the economies in Asia are experiencing substantial inflationary pressures, which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China as a result of the location in or substantial ties of our officers and directors to China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country. We may target an initial business combination with a company located in the PRC. Because of such potential ties to the PRC, we may be subjected to the laws, rules and regulations of the PRC. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in the PRC as a result of the location in or substantial ties of our officers and directors to China.

We, or our sponsor, executive officers and directors who are based in or have significant ties to China, may be subject to certain risks relating to regulatory oversight by the PRC government. Given the PRC government’s recent statements and regulatory actions, such as those related to data security or anti-monopoly concerns, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.

We, or our sponsor, executive officers and directors who are based in or have significant ties to China, may be subject to certain risks relating to regulatory oversight by the PRC government. This may significantly limit our ability to search for candidates for our initial business combination. The Chinese government may intervene or influence our operations at any time through the directors and officers who have significant ties in China. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate and may limit or completely undermine our ability to search for a target company. For example, the Chinese government has indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, and initiated various regulatory actions and made various public statements, some of which are published with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. These recently enacted measures, and additional pending or future new measures which may be implemented, could materially and adversely affect our operations following our Initial Public Offering and the operations of any post-business combination company, which we may acquire in our initial business combination. This could significantly and negatively impact our search for a target business and/or the value of the securities we are registering for sale.

We currently do not hold any equity interest in any PRC company or operate any business in China. Therefore, we do not believe we are required to obtain any permission from any PRC governmental authorities to operate our business as currently conducted or to conduct our Initial Public Offering and offer securities to foreign investors. As of the date of this Annual Report, we and our directors and officers have not applied for or received any permission or approvals for our Initial Public Offering or for our search for an initial business combination target company post offering. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC, the CAC or other PRC governmental authorities required for overseas listings, including our Initial Public Offering and a potential business combination with a target business based in and primarily operating in China. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our Initial Public Offering from the CSRC, the CAC or any other governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

Since none of our officers or directors have engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date. Given the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected which could result in a material change in our operations and/or the value of the securities we are registering for sale.

If it is determined in the future that the approval of the CSRC, the CAC or any other regulatory authority is required for our Initial Public Offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from our Initial Public Offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our Initial Public Offering before settlement and delivery of our units. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for our Initial Public Offering, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the initial business combination may be subject to the Trial Measures.

On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which took effect on March 31, 2023. According to the Trial Measures, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; if a domestic company fails to complete the filing procedure or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company (recognition with the principle of substance over form): (a) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited combined financial statements for the same period; (b) its major operational activities are carried out in mainland China or its main places of business are located in mainland China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in mainland China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes such application, in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted. In addition, the Trial Measures requires that subsequent securities offering of an issuer in the same overseas market where its securities have been offered and listed shall be filed with the CSRC within three business days after the offering is completed, and subsequent securities offerings and listings of an issuer in overseas markets other than where its securities have been offered and listed shall be filed with within three business days after such application is submitted.

The Trial Measures also set forth the issuer’s reporting obligations in the event of occurrence of any Material Events after the overseas offering and listing. The issuer shall submit a detailed report to the CSRC within three working days after the occurrence and public announcement of the relevant Material Event, including (1) changes in the controlling rights; (2) being subject to investigation, punishment or other measures by overseas securities regulatory authorities or the relevant authorities; (3) changing listing status or changing the listing board; and (4) voluntary or compulsory termination of listing. Besides, if any material change in the principal business and operation of the issuer after its overseas offering and listing makes the issuer no longer within the scope of record-filing, the issuer shall submit a special report and a legal opinion issued by a PRC domestic law firm to the CSRC within three working days after the occurrence of the relevant change to provide an explanation of the relevant situation.

According to the Trial Measures, the PRC domestic enterprises engaging in overseas offering and listing activities shall strictly comply with the laws, administrative regulations, and relevant provisions of the PRC government on foreign investment, State-owned assets, industry regulation and overseas investment, shall not disrupt domestic market order, and shall not harm national interests, public interest and the legitimate rights and interests of domestic investors. The PRC domestic enterprise that conducts overseas offering and listing shall (1) formulate its articles of association, improve its internal control system and standardize its corporate governance, financial affairs and accounting activities in accordance with the PRC Company Law, the PRC Accounting Law and other PRC laws, administrative regulations and applicable provisions; and (2) abide by the legal system of the PRC on confidentiality and take necessary measures to implement the confidentiality responsibility, shall not divulge any state secret or the work secrets of state authorities, and shall also comply with laws, administrative regulations and the relevant provisions of the PRC where involved in the overseas provision of personal information and important data.

In addition, the Trial Measures provides the circumstances where the overseas offering and listing is explicitly prohibited, including the following situations: (1) such securities offering and listing is explicitly prohibited by provisions in laws, administrative regulations and relevant state rules; (2) the overseas offering and listing may endanger national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) the PRC domestic enterprise, or its controlling shareholder(s) and the actual controller, have committed relevant crimes such as corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years; (4) the PRC domestic enterprise is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no conclusion has yet been made thereof; or (5) there are material ownership disputes over equity held by the controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, we could be subject to the filing process pursuant to the Trial Measures. As the Trial Measures are newly issued, there remains uncertainty as to how it will be interpreted or implemented. Therefore, we cannot assure you that we will be able to receive clearance from the CSRC in a timely fashion, which could adversely affect our potential business combination with a PRC operating business and the business, financial condition and results of operations of the combined company.

The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in PRC-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Recent statements by the PRC government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China-based issuers. For example, On July 10, 2021, the CAC published the Circular on Seeking Comments on Cybersecurity Review Measures (Revised Draft for Comments) (the “Review Measures Draft”), which provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Review Measures Draft, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing (“Cybersecurity Review Measures”). The Review Measures Draft further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries. The Cybersecurity Review Measures came into effect on February 15, 2022. There remains uncertainty, however, as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. On July 7, 2022, the CAC promulgated the Security Assessment Measures for Outbound Data Transfer, effective from September 1, 2022, to regulate outbound data transfer activities, protect the rights and interests of personal information, safeguard national security and social public interests, and promote the cross-border security and free flow of data. See “—The PRC regulatory framework for data security and personal information protection is evolving, and our initial business combination may be subject to a variety of PRC laws and regulations regarding cybersecurity and data protection.” We may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.” In addition, on February 17, 2023, the CSRC promulgated the Trial Measures, which provide, among other things, that domestic companies that seek to offer or list securities overseas (include any follow-on offerings), both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. See “—If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the initial business combination may be subject to the Trial Measures.”

As we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC target company. Therefore, it is uncertain whether our initial business combination or any follow-on offerings of the combined company following the business combination will be subject to the review or prior approval of the CAC or the CSRC. Additional uncertainties also exist due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC or any other PRC regulatory review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Furthermore, the Chinese government has significant authority to exert influence on the ability of a China-based company to conduct its business. If we enter into a business combination with a target business operating in China, the PRC government may also intervene with or influence the combined company’s operations at any time as the government deems appropriate to further regulatory, political and societal goals. These risks could result in a material change in our operations, our search for a target company and/or the value of the securities that we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

Notwithstanding that our officers and directors have significant ties to and are located in China, we do not believe that CAC oversight has affected, or will affect, our operations, including our search for a business combination target. To the extent applicable to us, we believe that we are compliant with the current rules and policies of CAC.

The PRC regulatory framework for data security and personal information protection is evolving, and our initial business combination may be subject to a variety of PRC laws and regulations regarding cybersecurity and data protection. We may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.

The PRC regulatory framework for data security and personal information protection is evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations.

For instance, on November 7, 2016, the Standing Committee of the National People’s Congress (“SCNPC”) promulgated the PRC Cybersecurity Law, which came into effect on June 1, 2017, and applies to the construction, operation, maintenance and use of networks as well as the supervision and administration of cybersecurity within the territory of China. In April 2020, the PRC government promulgated the Cybersecurity Review Measures, which came into effect on June 1, 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On June 10, 2021, the SCNPC promulgated the PRC Data Security Law, which took effect on September 1, 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data. In July 2021, the State Council of the PRC promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, which became effective on September 1, 2021. Pursuant to this regulation, critical information infrastructure means key network facilities or information systems of critical industries or sectors, such as public communication and information service, energy, transportation, water conservation, finance, public services, e-government affairs and national defense science, the damage, malfunction or data leakage of which may endanger national security, people’s livelihoods and the public interest.

On August 20, 2021, the SCNPC passed the PRC Personal Information Protection Law (the “PIPL”), which took effect on November 1, 2021. The PIPL accentuates the importance of processors’ obligations and responsibilities for personal information protection and sets out the basic rules for processing personal information and the rules for cross-border transfer of personal information. Pursuant to the PIPL, a personal information processor is allowed to process (including to collect, store, use, process, transmit, provide, disclose and delete) personal information only under certain circumstances, such as processing with consent from such individual, or for the necessity of performance of a contract to which such individual is a contracting party or statutory duties, management of human resource under the labor rules and regulations developed in accordance with the law or a collective contract signed in accordance with the law, protection of public interest, or reasonable usage of legally disclosed information. Processing of sensitive personal information, such as the personal information that may easily result in damage to personal dignity, personal or property safety once leaked or illegally used, as well as the personal information of minors under the age of 14, is subject to higher regulatory requirements including specific purpose, sufficient necessity, duty of explanation to such individuals and consent from a parent or a guardian of such minors.

On September 24, 2024, the State Council published the Regulations on Network Data Security Management (the “Network Data Security Regulations”), which became effective on January 1, 2025. The Network Data Security Regulations provide that network data processors refer to individuals or organizations that autonomously determine the purpose and the manner of processing network data, and the network data processors engaging in data processing activities that affect or may affect national security shall be subject to the national security review in accordance with relevant laws and regulations. Additionally, the Network Data Security Regulations emphasize the obligations of important data processors, and clarify the definition and obligations of “large-scale network platform” service providers, with the “large-scale network platform” referring to a network platform with more than 50 million registered users or more than 10 million monthly active users, complex business types, and network data processing activities having a significant impact on national security, economic operation, national welfare and people’s livelihood, etc.

On December 28, 2021, the CAC, MIIT and other eleven regulatory authorities jointly issued the Revised Cybersecurity Review Measures, which became effective on February 15, 2022 and repealed the Cybersecurity Review Measures promulgated on April 13, 2020. The Revised Cybersecurity Review Measures provide that a critical information infrastructure operator purchasing network products and services, and network platform operators engaging in data processing activities that affect or may affect national security, which affect or may affect national security, shall apply for cybersecurity review and that network platform operators that hold personal information of over one million users shall apply with the Cybersecurity Review Office for a cybersecurity review before listing abroad. The relevant government authorities may initiate the cybersecurity review against the relevant operators if the authorities believe that the network products or services or data processing activities of such operators affect or may affect national security.

On July 7, 2022, the CAC promulgated the Security Assessment Measures for Outbound Data Transfer, effective from September 1, 2022, to regulate outbound data transfer activities, protect the rights and interests of personal information, safeguard national security and social public interests, and promote the cross-border security and free flow of data.

As we do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction, our initial business combination target company may include a PRC target company. It is uncertain whether such PRC target company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Given the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected, which could result in a material change in our operations and/or the value of the securities we are registering for sale. Alternatively, if we decide to pursue such a PRC target company subject to cybersecurity review, it is uncertain whether we can or how long it will take us to obtain such approval or complete such procedures. Any such approval could be rescinded and we may not be able to pass such review in relation to a business combination.

Moreover, we cannot assure you that the combined company following a business combination will comply with all the PRC data security and personal information laws and regulations in all respects. In addition, the combined company following a business combination could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure, and revocation of licenses, as well as reputational damage or legal proceedings or actions, which may have a material adverse effect on your investment. As at the date of this Annual Report, our officers and directors have not received with any notice and/or other sanctions with respect to the regulations or policies that have been issued by the CAC to date.

U.S. laws and regulations, including the HFCAA and AHFCAA, may impact the trading in our securities and restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in mainland China or Hong Kong.

As required under the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. On August 26, 2022, the PCAOB signed an SOP with the CSRC and the MOF, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S law. Pursuant to the SOP, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

On December 23, 2022, the AHFCAA was enacted, which amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden, which contained, among other things, an identical provision to the AHFCAA and amended the HFCAA by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three years. As a result, the time period before an issuer’s securities may be prohibited from trading or delisted has been decreased accordingly.

Our auditor, Audit Alliance LLP, headquartered in Singapore, is an independent registered public accounting firm with the PCAOB and is subject to inspect by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in the determination report as a firm subject to the PCAOB’s determination. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, such lack of inspection could cause trading in our securities to be prohibited under the HFCAA, and ultimately result in a determination by a securities exchange to delist our securities.

The HFCAA and AHFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB, and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favorable target business due to these laws.

Furthermore, in the event that we complete a business combination with a company with substantial operations in mainland China or Hong Kong and if the PCAOB is not able to fully conduct inspections of or fully investigate our auditor’s work papers in mainland China or Hong Kong or is not able to inspect or investigate the work papers of the auditor of a company we may target for an initial business combination, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited under the HFCAA. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a mainland China or Hong Kong-based company, our access to the U.S. capital markets and the price of our shares.

Future developments in respect of increasing U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures. Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, which oversees the Antitrust Commission, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the document filing requirements.

The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it is within 15 months from the effective date of the closing of our Initial Public Offering or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations, our Initial Public Offering and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been subjected to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company if we target a PRC company for our initial business combination. If we become the subject of any unfavorable allegations, whether or not such allegations are proven to be true, we will have to expend significant resources to investigate such allegations and/or defend our company and our decisions. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities post business combination could be rendered worthless.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a PRC state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government-approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to perform “state-owned assets evaluations.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a PRC state-owned business or assets.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the Security Review Regulations, which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises relate to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies or important equipment manufacturing. The scope of the review includes whether the acquisition will impact national security, economic and social stability, and the research and development capabilities of key national security-related technologies. Foreign investors should submit a security review application to the Ministry of Commerce for its initial review for a contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Ministry of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in a significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Ministry of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

We do not believe the approval of the CSRC is required in connection with our Initial Public Offering; however, if required, we cannot predict whether we will be able to obtain such approval.

The M&A Regulations include, among other things, provisions that purport to require any offshore special purpose vehicle that is controlled by PRC companies or individuals and formed for the purpose of seeking a public listing on an overseas stock exchange through acquisition of PRC domestic companies to obtain the approval of the CSRC prior to the listing and trading of its securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by any such special purpose vehicle seeking CSRC’s approval of an overseas listing. However, substantial uncertainty remains regarding the scope and applicability of the M&A Regulations and the CSRC approval requirement for offshore special purpose vehicles.

In addition, the Opinions jointly issued by the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council, which were made available to the public on July 6, 2021, call for strengthened regulation over illegal securities activities and supervision of overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities. As of the date of this Annual Report, no official guidance and related implementation rules have been issued in relation to the recently issued Opinions and the interpretation and implementation of the Opinions remain unclear.

Based on our understanding of the current PRC laws and regulations, our company is not required to obtain any prior permission under the M&A Regulations or the Opinions from any PRC governmental authorities (including the CSRC) for consummating our Initial Public Offering, given that: (1) the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Annual Report are subject to the M&A Regulations; and (2) our company is a blank check company newly incorporated in the Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China. As of the date of this Annual Report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to our Initial Public Offering from the CSRC or any other PRC governmental authorities. However, there remains some uncertainty and no assurance as to how the M&A Rules and the Opinions will be interpreted or implemented by the relevant PRC governmental authorities, including the CSRC, or that the CSRC or any other PRC governmental authorities would not promulgate new rules or adopt new interpretations of existing rules that would require us to obtain CSRC or other PRC governmental approvals for our Initial Public Offering, including if we decide to consummate a business combination with a target business based in and primarily operating in China.

Furthermore, the CAC issued the draft amendment to the Cybersecurity Review Measures in July 2021, which provides, among other things, that an application for cybersecurity review shall be made by an issuer that is a critical information infrastructure operator or a data processing operator as defined therein before such issuer’s listing in a foreign country if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the PRC may initiate a cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. Such draft amendment was released for public comment, and its provisions and anticipated adoption or effective date are subject to changes and thus its interpretation and implementation remain substantially uncertain.

On February 17, 2023, the CSRC promulgated the Trial Measures, which provide, among other things, that domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC; if a domestic company fails to complete the filing procedure or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as order to rectify, warnings, fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines. See “—If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the initial business combination may be subject to the Trial Measures.”

While the application of the M&A Rules and the Trial Measures remains unclear, we believe that CSRC approval or registration with the CSRC pursuant to the Trial measures is not required for our Initial Public Offering. However, there can be no assurance that the relevant PRC government agencies, including the CSRC, would reach the same conclusion. If it is determined in the future that the registration with the CSRC pursuant to the Trial measures and/or the approval of the CSRC, the CAC or any other regulatory authority is required for our Initial Public Offering, we or our post-business combination company may face sanctions by the CSRC, the CAC or other PRC regulatory agencies. This could occur in the event (1) we have not registered our Initial Public Offering pursuant to the Trial Measures, (2) we do not receive or maintain any required governmental permissions or approvals, (3) if we inadvertently conclude that such registrations, permissions or approvals are not required, or (4) if applicable laws, regulations or interpretations change and we are required to obtain such permissions or approvals in the future. These regulatory agencies may require us to register with the CSRC following the Offering as a result of the Trial Measures, impose fines and penalties on our operations in China, limit our ability, or our post-combination PRC subsidiary’s ability, to pay dividends outside of China post business combination, limit our PRC subsidiary’s operations in China, delay or restrict the repatriation of the proceeds from our Initial Public Offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, including but not limited, to revoking business and other licenses, requiring the restructuring of ownership or operations and requiring discontinuation of any portion or all of the acquired business. Any of the above could also negatively affect the trading price of our securities pre- and post-business combination. The CSRC, the CAC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt our Initial Public Offering before settlement and delivery of our units or delay our potential business combination. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur. In addition, if the CSRC, the CAC or other regulatory PRC agencies later promulgate new rules requiring that we obtain their approvals for our Initial Public Offering or our business combination, we may be unable to obtain a waiver of such approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

If we decide to consummate our business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations.

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you and us.

Our sponsor is predominantly controlled by a PRC national, and we may seek to acquire a company that is based in China in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China, regardless of whether we have a direct ownership structure post-business combination. Because of such ties to China, we may be governed by PRC laws and regulations. PRC companies and variable interest entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the business, results of operations and financial condition of a PRC target company we may pursue as an acquisition target in the future.

If our initial business combination target is a PRC company with operations in China, its business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. To date, the government still owns a substantial portion of productive assets in China. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Given the PRC government’s significant oversight and discretion over the conduct of business of any China-based company that we may target for an initial business combination, the PRC government may intervene or influence the operations of our target at any time, which could result in a material change in our operations and/or value of the securities we are registering for sale.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could materially adversely affect the overall economic growth of China. Such developments could adversely affect our business and operating results, reducing demand for our services and adversely affect our competitive position.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may negatively affect us. In the past the PRC government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may decrease economic activity in China, which may adversely affect our business and operating results.

You may face difficulties in protecting your interests and exercising your rights as a shareholder if we were to conduct substantially all of our operations in China, and almost all of our officers and directors currently and will likely reside outside the U.S.

Although we are incorporated in the Cayman Islands, our initial business combination target may be a PRC company with substantially all of its operations in China. Further, all of our current officers and almost all of our directors reside outside the U.S. and substantially all of the assets of those persons are located outside of the U.S. It may be difficult for you to conduct due diligence on our company or such directors in your election of the directors and attend shareholders meetings if the meetings are held in China. We would likely have one general meeting each year at a location to be determined, potentially in China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the U.S.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China, after which the operating companies in China upon consummation of the business combination may receive substantially all of their revenues in Renminbi. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of SAFE by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of the combined company will need to obtain SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting process have been put in place by SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.

If our initial business combination target is a PRC company with the majority of its operations in China, the PRC regulation on loans to, and direct investment in, such a PRC subsidiary by offshore holding companies and governmental control of currency conversion may restrict our ability to make loans or capital contributions to such subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business post-business combination.

If our initial business combination target is a PRC company with the majority of its operations in China, it may become necessary or desirable for us to make loans or capital contributions to our PRC subsidiaries after the completion of our initial business combination. Our ability to make such loans or capital contributions may be restricted by certain PRC laws and regulations, including but not limited to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign invested Enterprises, or Circular 19, effective on June 1, 2015, and the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, each promulgated by SAFE, which impose limitations on offshore entities in transferring foreign currencies to PRC persons.

In light of the various requirements imposed by PRC regulations, for example, SAFE Circular 19 and SAFE Circular 16, on loans to, and direct investment in, a PRC subsidiary by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to a PRC subsidiary or with respect to future capital contributions by us to a PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to conduct our business post-initial business combination and to capitalize or otherwise fund PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles, or SAFE Circular 37. SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPV, or any increase or reduction of the SPV’s registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. Failure or inability of the combined company’s PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of a wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and the combined company’s ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We may consummate a business combination with a target business based in and primarily operating in China, after which the PRC subsidiaries of the combined company will be subject to restrictions on dividend payments.

We may consummate a business combination with a target business based in and primarily operating in China. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. These dividends or other distributions to be paid by the PRC subsidiaries arise from the combined company’s entitlements to substantially all of the economic benefits of the PRC subsidiaries. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends. In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

The M&A Rules and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business.

The M&A Rules adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the anti-monopoly enforcement agency of the State Council (currently the “Anti-Monopoly Bureau of the State Administration for Market Regulation”) shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law of China (the “Foreign Investment Law”), which came into effect on January 1, 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and the MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

In the future, we may pursue a business combination with a China-based business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Because the M&A Rules permit the government agencies to have scrutiny over the economics of an acquisition transaction and require consideration in a transaction to be paid within stated time limits, if we target a PRC target company for a business combination, we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction.

The M&A Rules have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations will limit our ability to negotiate various terms of a possible business combination with a PRC target company, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a PRC target company.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since the IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. As of the date of this annual report, we have not encountered any cybersecurity incidents that have materially affected, or that we believe are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. We do, however, face risks from cybersecurity threats. For additional information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors of this Form 10-K, including the risk factors under the following heading: “Cyber incidents or attacks at us could result in information theft, data corruption, operational disruption and/or financial loss.”

Item 2. Properties

We have entered into a short-term month to month lease for office space at 418 Broadway #7531, Albany, NY 12207 which we utilize for our main offices in the United States. The cost per month is approximately $200. The rent is paid by our sponsor pursuant to the administrative services agreement between us and our sponsor.

Item 3. Legal Proceedings

As of December 31, 2025, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “SSEAU” and started trading on The Nasdaq Capital Market on August 8, 2025. The ordinary shares and rights began separate trading on October 2, 2025, under the symbols “SSEA” and “SSEAR” respectively.

Shareholders of Record

As of March 27, 2026, there were 440,856 of our units issued and outstanding by two (2) security holders of record. Assuming all units have been separated into ordinary shares and rights, on March 27, 2026, there were 7,635,871 ordinary shares issued and outstanding held by ten (10) shareholders of record, and there were 5,556,265 of our rights issued and outstanding and held by one (1) holder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the Cayman Islands, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Recent Sales of Unregistered Securities

On February 14, 2025, our sponsor purchased an aggregate of 1,437,500 ordinary shares (up to 187,500 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ option to purchase additional units is exercised) for an aggregate purchase price of $25,000, or approximately $0.017 per share, and subsequently, an aggregate of 205,000 founder shares transferred were transferred from sponsor to two executive officers and three independent director nominees at nil consideration. As the over-allotment option was exercised in full, none of the founder shares were forfeited.

On August 11, 2025, the company sold an aggregate 5,750,000 Units at a price of $10.00 per Unit for a total of $57,500,000 (including 750,000 Units from the exercise of the underwriters’ over-allotment option). Each Unit consists of one ordinary share, par value $0.0001 per share, of the company and one right to receive one-sixth (1/6th) of one ordinary share upon the consummation of the company’s initial business combination. Simultaneously with the consummation of the IPO and the sale of the Units, the company consummated the private placement of 247,121 private units, each placement unit consisting of one ordinary share and one right to receive one-sixth (1/6th) of one ordinary share, to the sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $2,471,210. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the private placement, totaling $57,500,000 in the aggregate, were placed in a trust account with Odyssey Transfer and Trust Company established for the benefit of the company’s public shareholders. Except for the withdrawal of interest earned on the amounts in the trust account to fund the company’s taxes, if any, or upon the redemption by public shareholders of ordinary shares in connection with certain amendments to the company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the company’s initial business combination or the redemption by the company of 100% of the outstanding ordinary shares issued by the company in the Initial Public Offering if the company does not consummate an initial business combination within a maximum of 15 months after the closing of the Initial Public Offering or, if such period is extended, within such extended period. We presently have no revenue and have had losses since the inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

On October 2, 2025, holders of the company’s Units could elect to separately trade the ordinary shares and rights included in its Units. The ordinary shares and rights are trading on Nasdaq under the symbols “SSEA” and “SSEAR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “SSEAU.” Holders of units will need to have their brokers contact the company’s transfer agent in order to separate the holders’ Units into ordinary shares and rights.

On September 29, 2025, we entered into a Letter of Intent with Forever Young International Limited, a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China, for a Proposed Business Combination. Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the acquisition of Forever Young wherein, among other things, we agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

The registration statement for our Initial Public Offering was declared effective by the Securities and Exchange Commission on August 7, 2025. We completed our Initial Public Offering on August 11, 2025. In our Initial Public Offering, we sold 5,750,000 units at an offering price of $10.00, including units sold in connection with the exercise of the over-allotment option, generating gross proceeds of $57,500,000. Each Unit consists of one ordinary share and one right. Each right entitles the holders thereof to receive one-sixth (1/6th) of one ordinary share upon the consummation of the initial business combination.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Units Purchase Agreement by and between the company and our sponsor, Starry Sea Investment Limited, the company completed the private sale of an aggregate of 247,121 units to the sponsor at a purchase price of $10.00 per private unit, generating gross proceeds to the company of $2,471,210.

Transaction costs related to our IPO amounted to $3,417,044, consisting of $1,150,000 of underwriting fees, $1,849,488 of the representative shares and $417,556 of other offering costs. A total of $57,500,000, from the proceeds of the IPO and the private placement, was placed in a U.S.-based trust account, established by our trustee. Except with respect to interest earned on the funds in the trust account that may be released to the company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of any of the company’s public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 15 months from the closing of the IPO or, if such period is extended, within such extended period to consummate a business combination, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of the company’s public shares if it is unable to complete its initial business combination within 15 months from the closing of the IPO or, if such period is extended, within such extended period to consummate a business combination.

Net cash generated from the IPO and private units and held outside of the trust was used in operating activities was $816,060. As of December 31, 2025, the company had a working capital of $379,066.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the private placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Starry Sea,” “our,” “us” or “we” refer to Starry Sea Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

The operating costs incurred in the period from January 18, 2024 (inception) to December 31, 2025 consist primarily of approximately $610,156 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the fiscal year ended December 31, 2025, we had net income of $320,643, which consisted of interest earned on cash held in the Trust Account of $863,257, partially offset by formation and operating costs of $542,614.

For the period from December 5, 2024 (inception) to December 31, 2024, we had a net loss of $6,974, which consisted of formation and operating costs of $6,974.

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

On August 11, 2025, the Company consummated its IPO of 5,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. In connection with the IPO, the underwriter was granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

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

As of December 31, 2025, the Company had $112,134 in cash and cash equivalents held outside of the Trust Account and working capital of $379,066. For the fiscal year ended December 31, 2025, we had net income of $320,643, which consisted of interest earned on cash held in the Trust Account of $863,257, partially offset by formation and operating costs of $542,614. For the period from December 5, 2024 (inception) to December 31, 2024, we had a net loss of $6,974, which consisted of formation and operating costs of $6,974. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full). Additionally, the Company issued the underwriters 3.5% of the gross proceeds of the IPO as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, resulting in the issuance of 201,250 shares, as the underwriter’s overallotment option was exercised in full upon the consummation of the IPO.

Critical Accounting Estimates

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying audited financial statements as of December 31, 2025 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Use of Estimates

In preparing these audited financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s audited financial statement.

JOBS Act

We are an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Initial Public Offering and the sale of the private units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

No director or officer of the company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Yan Liang	44	Chief Executive Officer and Chairperson of the Board of Directors
Kong Wai Yap	46	Chief Financial Officer
Stephen Markscheid	72	Independent Director
Peter Jianfeng Chen	56	Independent Director
Liang Kang	41	Independent Director

Ms. Yan Liang has served as our chief executive officer and director since August 2025. She has served as an independent director of UY Scuti Acquisition Corp. (Nasdaq: UYSC) since August 2024, a SPAC currently in search of a target for business combination. Ms. Liang had served as the finance director and secretary of the board of directors for BaiXing.com (NEEQ: 836012) from 2021 to 2024, where she oversees financial and tax management, post-investment management as well as investor relationship; she also held positions in affiliates of BaiXing.com, serving as a director of Shanghai Keqiji Information Technology Co., Ltd. from November 2023 to June 2025, and as a supervisor of Yunnan Nashi Intelligent Technology Co., Ltd. from April 2023 to April 2025. Prior to that, Ms. Liang was a financial consulting partner at Suzhou Zhesida Management Consulting Co., Ltd. from 2019 to 2021, where she provided corporate strategy consulting for tourism enterprise clients and corporate financial advisory services for startups and potential listed companies. Before her financial consulting career, from August 2014 to April 2019, Ms. Liang served as finance director of DerbySoft (Shanghai) Co. Ltd., a travel information technology company where she was heavily involved in engaging with financial and strategic investors and developing financing strategies for the company. Prior to that, Ms. Liang has ten years of IPO audit experience at E&Y China, including HSOL in NASDAQ, YOKU in NYSE, CEA in NYSE etc. Ms. Liang holds Bachelor of Finance from Shanghai International Studies University and is a qualified CICPA (Chinese Institute of Certified Public Accountants), AICPA (American Institute of Certified Public Accountants), CGMA (Chartered Global Management Accountant) and CIA (Certified Internal Auditor).

Mr. Kong Wai Yap has served as our chief financial officer since August 2025. He has over 20 years of experience in financial management, auditing, and corporate finance, including extensive experience with public company financial reporting, IPO processes, and international capital markets. From 2014 to 2022, Mr. Yap was the chief financial officer of Zhengda (China) Garments Co., Ltd, where he was responsible for financial oversight, investor relations, and regulatory compliance. Prior to that, from 2010 to 2014, Mr. Yap served as the chief financial officer of Suntime Industrial Co., Ltd., a company once listed on The Singapore Exchange, where he managed corporate finance activities and public company reporting. Earlier in his career, Mr. Yap worked at Ernst & Young (Shanghai) from 2006 to 2009 as an audit manager, and at KPMG (Malaysia) from 2003 to 2006 as a senior auditor. Mr. Yap holds a bachelor’s degree in accounting from the University of Portsmouth, and a diploma in business studies from the London Chamber of Commerce and Industry.

Mr. Stephen Markscheid has served as our independent director since August 2025. He is an experienced public company director and advisor. Since 2019, he has served as the Managing Partner of Aerion Capital, a boutique investment firm. Mr. Markscheid has also served as the director of Shepherd Ave Capital Acquisition Corporation (Nasdaq: SPHA) since December 2024, Charlton Aria Acquisition Corp. (Nasdaq: CHAR) since October 2024, and Four Leaf Acquisition Corp. (Nasdaq: FORL) since July 2022, three SPACs currently in search of a target for business combination or in the process of business combination. In addition, he served as a director for Monterey Capital Acquisition Corp. from December 2021, a SPAC previously listed on Nasdaq, until its business combination with ConnectM Technology Solutions, Inc. in July 2024. Mr. Markscheid has continued to serve as the director of the post-combination entity, ConnectM Technology Solutions, Inc. (Nasdaq: CNTM), a clean energy solutions provider, since July 2024. He also served as a director of Tristar Acquisition I Corp., a SPAC previously listed on Nasdaq from August 2023 until its business combination with Helport Limited in August 2024, at which point he resigned as the director of the SPAC. In addition, he also has extensive experience as a board member for several operating companies, including as a director for JinkoSolar Holding Co., Ltd. (NYSE: JKS), an international solar module manufacturer, since 2009; Kingwisoft Technology Group Co. Ltd. (HKX: 8295), a Hong Kong investment holding company, from

2016 to August 2014; Richtech Robotics Inc. (Nasdaq: RR), a Nevada based robotics solutions company, since November 2023; QMIS TBS Capital Group Corp., a Malaysian financial advisory firm, from February to April 2024; Cenntro Inc. (Nasdaq: CENN), a New Jersey based electronic commercial vehicle developer, from November 2023 to April 2024; Fanhua, Inc. (Nasdaq: FANH), a China based financial service firm, from 2007 to 2024; Akso Health Group (Nasdaq: AHG), a Chinese e-commerce platform, from 2017 to 2022; UGE International (XTSX:UGE), a solar installation company, from August 2021 to July 2023. In addition, Mr. Markscheid serves as a Board Advisor to several companies, including NanoGraf Corporation, Intelligent Generation LLC, Beijing HyperStrong Technology Co. Ltd., Nulyzer Inc. and Hago Energetics, Inc., Mr. Markscheid also serves as Chairman Emeritus of KX Power, a UK based energy storage project developer. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a bachelor of arts degree in East Asian Studies from Princeton University in 1976, a master of arts degree in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian.

Mr. Peter Jianfeng Chen has served as our independent director since August 2025. He has over 30 years of experience in institutional investment, corporate finance, and management, with extensive expertise in private and public equities, credit and special situations, cross-border mergers and acquisitions, and corporate governance. Since 2022, Mr. Chen has been a senior representative and chief financial officer of NWTN Inc. (Nasdaq: NWTN), a UAE-based and U.S.-listed renewable technology company. Prior to that, he was a partner at Blue Ocean Capital Group, a private equity firm specializing in Greater China healthcare investments. From 2016 to 2021, Mr. Chen served as managing partner, executive director, and chief financial and compliance officer of ZZ Capital International, a Hong Kong-listed outbound investment platform. Before that, he was head of business development and principal investing at CPP Investments Asia, where he managed corporate finance activities for Canada’s national pension plan investor. Earlier in his career, Mr. Chen was a principal and founding member of Bain Capital China, one of the world’s leading private equity firms. He also served as general manager of GE Corporate Financial Services Taiwan, where he oversaw commercial finance and special situation investments. Mr. Chen holds a bachelor of science in business administration from the University of North Carolina at Chapel Hill and an MBA from Harvard Business School.

Mr. Liang Kang has served as our independent director since August 2025. He has extensive experience across corporate finance, venture capital, and executive leadership roles in both public and private companies. His background combines deep operational expertise with a strong understanding of capital markets, with particular focus on sectors such as fintech, consumer internet, and renewable energy. Since June 2025, Mr. Kang has served as a chief financial officer of X Star Technology Pte. Ltd., a Singapore company. Since 2022, Mr. Kang has served as the chief financial officer of RENOGY Group, a consumer-facing cross-border e-commerce company specializing in renewable energy products. From 2020 to 2022, Mr. Kang was chief financial officer of Qeeka Home (1739.HK), a home renovation SaaS and marketing platform. Prior to that, Mr. Kang held senior executive roles at Wacai Group, a fintech company, including vice president and executive director, from 2015 to 2020. Earlier in his career, Mr. Kang held investment roles including assistant vice president at CDH Investments, manager at SK Telecom Investment China, and analyst at SK Telecom Korea. Mr. Kang earned a bachelor of engineering in automation from Shanghai Jiao Tong University and an MBA from China Europe International Business School with exchange studies at the University of Michigan’s Ross School of Business.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of four (4) members. Each of our directors will hold office until terminated as described in the Amended and Restated Memorandum and Articles of Association. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently, Mr. Stephen Markscheid, Mr. Peter Jianfeng Chen and Mr. Liang Kang are each be considered an “independent director” under the Nasdaq Stock Market Listing Rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Officer and Director Compensation

Our sponsor transferred an aggerate of 205,000 initial shares to two executive officers and three independent directors at nil consideration. Other than that, no compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. Commencing on the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, we pay to our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit committee

Under the Nasdaq Stock Market Listing Rules and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Our audit committee consists of Mr. Stephen Markscheid, Mr. Peter Jianfeng Chen and Mr. Liang Kang, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Nasdaq Stock Market Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Mr. Stephen Markscheid is the chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial experts on audit committee

The audit committee is and will at all times be composed exclusively of independent directors who are “financially literate” as defined under the Nasdaq Stock Market Listing Rules as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Stephen Markscheid is qualified as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Corporate governance and nominating committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Mr. Stephen Markscheid, Mr. Peter Jianfeng Chen and Mr. Liang Kang, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mr. Peter Jianfeng Chen is the chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation committee

We have established compensation committee of the board of directors, which consists of Mr. Stephen Markscheid, Mr. Peter Jianfeng Chen and Mr. Liang Kang, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mr. Liang Kang is the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Conduct and Ethics and Clawback Policy

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business. We have also adopted a clawback policy that applies to all of our executive officers. A copy of the code of conduct and ethics is attached hereto as Exhibit 14.1 and is incorporated herein by reference, and a copy of the clawback policy is attached hereto as Exhibit 97.1 and is incorporated herein by reference.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty to act with skill, care and diligence. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

Some of our directors and officers are currently involved with other SPACs, such directors or officers have a pre-existing fiduciary obligation to present potential target businesses to such SPACs. In addition, our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. While there is no formal commitment to proceed in this manner, we expect that our company will have priority over any other special purpose acquisition companies (if any) subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination. While neither us nor certain other SPACs limit acquisition opportunity to a specific industry or geographic region, we and other SPACs have different criteria and priority for selecting suitable opportunities and the background, experience and resources of management as a whole vary significantly among us and other SPACs. As a result of the foregoing, we do not believe that any potential conflict from our management and sponsor’s other business or investment ventures would materially affect our ability to complete our initial business combination.

In the case that our sponsor, directors, and officers sponsor, or otherwise become involved with, any other SPACs prior to completing our initial business combination in the future, we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

There may be actual or potential material conflicts of interest between our sponsor, its affiliates or promoters on the one hand, and the investors in our Initial Public Offering on the other hand. Potential investors should be aware of the following potential conflicts of interest:

Potential investors should be aware of the following potential conflicts of interest:

●	Our initial shareholders owns 1,437,500 initial shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	The $0.017 per share price that our initial shareholders paid for the initial shares creates an incentive whereby our sponsor, directors and officers could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the proscribed period, the initial shares, private units and their underlying securities will expire worthless, which could create an incentive our initial shareholders to complete any transaction, regardless of its ultimate value.

●	Each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	The initial shares owned by our initial shareholders will be released from lock-up restrictions only if a business combination is successfully completed and subject to certain other limitations. Additionally, our initial shareholders will not receive distributions from the trust account with respect to any of their initial shares if we do not complete a business combination. Furthermore, our insiders have agreed that the private units will not be sold or transferred by them until 30 days after we have completed our initial business combination. In addition, our initial shareholders may loan funds to us after our Initial Public Offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

●	Certain of our initial shareholders presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. For example, our chief executive officer and director, Ms. Yan Liang, has served as an independent director of UY Scuti Acquisition Corp. (Nasdaq: UYSC) since August 2024, a SPAC currently in search of a target for business combination; and Mr. Stephen Markscheid, our independent director, serves as the director of three SPACs currently listing on Nasdaq, including Shepherd Ave Capital Acquisition Corporation (Nasdaq: SPHA), Charlton Aria Acquisition Corp. (Nasdaq: CHAR), and Four Leaf Acquisition Corp. (Nasdaq: FORL). As a result, our officers or directors may present a potential target to our competitor that would have been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities. Other than the foregoing, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As a result, our officers or directors may present a potential target to our competitor that would have been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	Our insiders are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to completing our initial business combination. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination. In the case that our sponsor, directors, and officers sponsor, or otherwise become involved with, any other SPACs prior to completing our initial business combination in the future, we expect that our company will generally have priority over any other special purpose acquisition companies subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Yan Liang	UY Scuti Acquisition Corp.	SPAC	Director

Kong Wai Yap	N/A	N/A	N/A

Stephen Markscheid	Aerion Capital	Financial Services	Managing Partner
	Shepherd Ave Capital Acquisition Corporation	SPAC	Director
	Charlton Aria Acquisition Corp.	SPAC	Director
	Four Leaf Acquisition Corp.	SPAC	Director
	JinkoSolar Holding Co., Ltd.	Solar	Director
	Richtech Robotics Inc.	Robotics	Director
	ConnectM Technology Solutions, Inc.	Clean Energy	Director

Peter Jianfeng Chen	NWTN Inc.	Renewable Technology	Senior Representative and Chief Financial Officer

Liang Kang	RENOGY Group	Renewable Energy Products	Chief Financial Officer

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated (as defined in our second amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or another independent entity that commonly renders valuation opinions stating that the consideration to be paid by us in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attended and voted at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their initial shares, private placement shares included in any private units and public shares purchased during or after our Initial Public Offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto).

Limitation on Liability and Indemnification of Officers and Directors

Our memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Item 11. EXECUTIVE COMPENSATION.

Our sponsor transferred an aggerate of 205,000 initial shares to two executive officers and three independent directors at nil consideration. Other than that, no compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. Commencing on the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, we will pay to our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers, directors and director nominees that beneficially own ordinary shares; and

●	all our officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 7,635,871 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of March 27, 2026. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owners(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
STARRY SEA INVESTMENT LIMITED(2)	1,479,621	17.13%
Yan Liang	50,000	*
Kong Wai Yap	40,000	*
Stephen Markscheid	40,000	*
Peter Jianfeng Chen(3)	40,000	*
Liang Kang	35,000	*
All executive officers and directors (five individuals) as a group	205,000	19.98%
Feis Equities LLC(4)	749,501	9.82%
Wolverine Asset Management, LLC(5)	517,147	6.77%
Mizuho Financial Group, Inc.(6)	685,965	9.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o STARRY SEA ACQUISITION CORP, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(2)	Represents shares held of record by our sponsor. Our sponsor is governed by its sole director, Mr. Guojian Zhang. As such, Mr. Zhang has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. The address for our sponsor is Kingston Chambers, PO Box 173, Road Town, Tortola, British Virgin Islands.

(3)	Held through Rainbow Rocket Limited, a company wholly owned by Mr. Peter Jianfeng Chen with address at Unit D, 17/F World Trust Tower, 50 Stanley Street, Central, Hong Kong.

(4)	Pursuant to the schedule 13G/A filed jointly by Feis Equities LLC and Lawrence M. Feis on February 2, 2026. The address for the reporting persons is 1740 Waukegan Road Suite 206 Glenview, Illinois 60025.

(5)	Pursuant to the schedule 13G/A filed jointly by Wolverine Asset Management, LLC (“WAM”), Wolverine Holdings, LLC (“Wolverine Holdings”), Christopher L. Gust and Robert R. Bellick on February 3, 2026. The address for the reporting persons is 175 West Jackson Boulevard, Suite 340 Chicago, IL 60604. WAM is an investment adviser and has voting and dispositive power over 517,147 ordinary shares of the company. The sole member and manager of WAM is Wolverine Holdings. Robert R. Bellick and Christopher L. Gust, may be deemed to control Wolverine Holdings in their roles as Managers of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, and Mr. Gust have voting and dispositive power over 517,147 ordinary shares of the Issuer.

(6)	Pursuant to the schedule 13G filed by Mizuho Financial Group, Inc. on February 12, 2026. The address for the reporting persons is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan. WAM is an investment adviser and has voting and dispositive power over 517,147 ordinary shares of the company. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Due to the abovementioned section, the company conducts periodic review of such forms furnished to us and written representations from certain reporting persons. Based solely on a review of copies of such forms submitted to us, we believe that all persons subject to the requirements of Section 16(a) filed such reports on a timely basis during the fiscal year ended December 31, 2025.

Item 13. Certain Relationships, and Related Transactions and Director Independence

In February 2025, an aggregate of 1,437,500 initial shares (up to 187,500 of which were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ option to purchase additional units is exercised) were issued to our sponsor, for an aggregate purchase price of $25,000, or approximately $0.017 per share, and it subsequently transferred 205,000 ordinary shares to two executive officers and three independent directors at nil consideration. As the over-allotment option was exercised in full, none of the founder shares were forfeited.

In order to meet our working capital needs following our Initial Public Offering, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be paid upon closing of our initial business combination or the due date as agreed, whichever is earlier, without interest. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our initial shares issued and outstanding on the date of our Initial Public Offering, as well as the holders of the private units (and all underlying securities), are entitled to registration rights pursuant to the Registration Rights Agreement signed prior to the effective date of our Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the end of the lock-up period. The holders of a majority of the private units can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to our Initial Public Offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Item 14. Principal Accountant Fees and Services.

On March 30, 2026, the Audit Committee of the Board of Directors approved the engagement of Audit Alliance LLP (“Audit Alliance”) as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and the audit fees for such period paid to Audit Alliance were $30,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	The Financial statements listed on the Financial Statements Table of Contents

CONTENTS	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 3487)	F-2
Balance Sheet as of December 31, 2025 and 2024	F-3
Statement of Operations for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-4
Statement of Changes in Shareholders’ Equity (Deficit) for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-5
Statement of Cash Flows for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-6
Notes to The Financial Statements	F-7

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to report on Form 8-K dated August 12, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-1/A as filed with the SEC on August 5, 2025)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-1/A as filed with the SEC on August 5, 2025)
4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-1/A as filed with the SEC on August 5, 2025)
4.4	Rights Agreement, dated August 7, 2025 and as amended on August 11, 2025, by and between the company and Transhare Corporation (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.1	Letter Agreement, dated August 7, 2025, by and among the company, its officers, directors and STARRY SEA INVESTMENT LIMITED (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.2	Investment Management Trust Agreement, dated August 7, 2025, by and between the company and Odyssey Transfer and Trust Company (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.3	Registration Rights Agreement, dated August 7, 2025, by and among the company, STARRY SEA INVESTMENT LIMITED and each of the officers and directors of the company (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.4	Securities Subscription Agreement, dated February 14, 2025, between the company and STARRY SEA INVESTMENT LIMITED (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form S-1/A as filed with the SEC on August 5, 2025)
10.5	Private Placement Units Purchase Agreement, dated August 7, 2025, by and between the company and STARRY SEA INVESTMENT LIMITED (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.6	Indemnification Agreement, dated August 7, 2025, by and between the company and each of the officers and directors of the company (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.7	Administrative Services Agreement, dated August 7, 2025, by and between the company and STARRY SEA INVESTMENT LIMITED (incorporated by reference to report on Form 8-K dated August 12, 2025)
10.8	Letter Agreement, dated September 29, 2025, between the company and Forever Young International Limited (incorporated by reference to report on Form 8-K dated September 29, 2025)
14.1	Form of Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Schema Document.*
101.CAL	XBRL Calculation Linkbase Document.*
101.DEF	XBRL Definition Linkbase Document.*
101.LAB	XBRL Label Linkbase Document.*
101.PRE	XBRL Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 2, 2026.

STARRY SEA ACQUISITION CORP

By:	/s/ Yan Liang
Yan Liang
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Yan Liang	Chief Executive Officer and Director	April 2, 2026
Yan Liang	(Principal Executive Officer)

/s/ Kong Wai Yap	Chief Financial Officer	April 2, 2026
Kong Wai Yap	(Principal Financial Officer)

/s/ Stephen Markscheid	Director	April 2, 2026
Stephen Markscheid

/s/ Peter Jianfeng Chen	Director	April 2, 2026
Peter Jianfeng Chen

/s/ Liang Kang	Director	April 2, 2026
Liang Kang

STARRY SEA ACQUISITION CORP

INDEX TO FINANCIAL STATEMENTS

CONTENTS	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 3487)	F-2
Balance Sheet as of December 31, 2025 and 2024	F-3
Statement of Operations for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-4
Statement of Changes in Shareholders’ Equity (Deficit) for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-5
Statement of Cash Flows for the Fiscal Year Ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) To December 31, 2024	F-6
Notes to The Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

STARRY SEA ACOUISITION CORP

Opinion on the Financial Statements

We have audited the accompanying balance sheets of STARRY SEA ACOUISITION CORP (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholder’s equity (deficit) and cash flows for the year ended December 31, 2025 and period from December 5, 2024 (Date of incorporation) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and period from December 5, 2024 (Date of incorporation) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2024

Singapore

April 2, 2026

STARRY SEA ACQUISITION CORP

BALANCE SHEET

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$112,134	$-
Prepaid expenses	267,482	-
Total current assets	379,616	-

Non-current Assets
Deferred offering costs	-	25,000
Cash held in Trust Account	58,363,263	-
Total Non-current Assets	58,363,263	25,000
Total Assets	$58,742,879	$25,000

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	550	25,000
Promissory Note - related party	-	6,974
Total Current Liabilities	$550	$31,974

Commitments and Contingencies – (see Note 6)
Ordinary shares subject to possible redemption, 5,750,000 and nil shares issued and outstanding at redemption value of $10.12 and nil as of December 31, 2025 and 2024, respectively.	52,978,742	-

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,885,871 and 1,437,500 shares issued and outstanding as of December 31, 2025 and 2024, respectively(1)(2)	189	144
Additional paid-in capital	5,449,729	24,856
Subscription receivable	-	(25,000)
Retained earning (accumulated deficit)	313,669	(6,974)
Total Shareholders’ Equity (Deficit)	5,763,587	(6,974)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,742,879	$25,000

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these financial statements.

STARRY SEA ACQUISITION CORP

STATEMENT OF OPERATIONS

	For the Fiscal Year Ended December 31, 2025	For the Period from December 5, 2024 (Date of Incorporation) To December 31, 2024
Formation and operating costs	$542,614	$6,974
Loss from Operations	$(542,614)	$(6,974)
Other income:
Interest earned on cash held in Trust Account	863,257	-
Income (loss) before income taxes	320,643	(6,974)
Income taxes expense	-	-
Net income (loss)	320,643	(6,974)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,252,740	-
Basic and diluted net income per ordinary shares subject to possible redemption	0.70	-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Starry Sea Acquisition Corp(1)(2)	1,613,163	1,250,000
Basic and diluted loss, ordinary shares attributable to Starry Sea Acquisition Corp	$(0.78)	$(0.01)

(1)	Excludes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these financial statements.

STARRY SEA ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated Deficit (Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	(Deficit)	Earning)	(Deficit)
Balance as of December 5, 2024 (Date of incorporation)	-	-	-	-	-	-
Issuance of ordinary shares to Sponsor(1)(2)	1,437,500	$144	$24,856	$(25,000)	$-	$-
Net loss	-	-	-	-	(6,974)	(6,974)
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(25,000)	$(6,974)	$(6,974)
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder shares	-	-	-	25,000	-	25,000
Proceeds allocated to Public Rights	-	-	4,842,729	-	-	4,842,729
Sale of private placement shares	247,121	25	2,471,191	-	-	2,471,216
Issuance of representative shares	201,250	20	1,849,468	-	-	1,849,488
Allocation of underwriters’ discount and other offering expenses	-	-	(416,734)	-	-	(416,734)
Accretion of ordinary share subject to redemption value	-	-	(3,321,781)	-	-	(3,321,781)
Net income	-	-		-	320,643	320,643
Balance as of December 31, 2025	1,885,871	$189	$5,449,729	$-	$313,669	$5,763,587

(1)	Includes an aggregate of up to 187,500 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2024. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025. (see Note 7).
(2)	Shares have been retroactively restated to reflect founder share subscription agreement. On February 14, 2025, 1,437,500 ordinary shares were issued to the Sponsor for $25,000.

The accompanying notes are an integral part of these financial statements.

STARRY SEA ACQUISITION CORP

STATEMENT OF CASH FLOWS

	For the Fiscal Year Ended December 31, 2025	For the Period from December 5, 2024 (Date of Incorporation) To December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$320,643	$(6,974)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	107,024	6,974
Interest earned on cash held in Trust Account	(863,257)	-
Amortization of prepaid expenses	128,583	-
Changes in operating assets and liabilities
Prepaid expenses	(396,066)	-
Accrued expenses	550	-
Net cash used in operating activities	(702,523)	-

Cash Flows from Investing Activity:
Investment of cash in trust account	(57,500,006)	-
Net cash used in investing activity	(57,500,006)	-

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	2,000	-
Repayment of promissory note payable - related party	(387,484)	-
Proceeds from sale of public units through public offerings, net of underwriters’ discount	56,350,000	-
Proceeds from ordinary shares issued in private placement	2,471,216	-
Payment of offering costs	(121,069)	-
Net cash provided by financing activities	58,314,663	-

Net change in cash	112,134	-
Cash at Beginning of year/date of incorporation	-	-
Cash at End of the year/period	$112,134	$-

Supplemental Disclosure of Non-cash Information
Issuance of representative shares	$1,849,488	$-
Initial classification of ordinary shares subject to possible redemption	$49,656,961	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$3,000,310	$-
Accretion of carrying value to redemption value	$3,321,781	$-
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$25,000	$25,000
Deferred offering cost paid by Sponsor	$254,140	$-

The accompanying notes are an integral part of these financial statements.

STARRY SEA ACQUISITION CORP

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activities through December 31, 2025 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

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

Note 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Chief Executive Officer and Chairman of the Board, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash in bank of $112,134 and nil as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. No balance was in excess of the insured amounts as of December 31, 2025. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recorded accretion of ordinary share subject to redemption value of $3,321,781 and nil for the fiscal year ended December 31, 2025 and for the period from December 5, 2024 (Date of incorporation) to December 31, 2024, respectively.

As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,842,729)
Offering costs allocated to redeemable shares	(3,000,031)
Plus:
Accretion of carrying value to redemption value	3,321,781
Ordinary shares subject to possible redemption as of December 31, 2025	$52,978,742

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the fiscal year ended December 31, 2025 and for the period from December 5, 2024 (Date of incorporation) to December 31, 2024, did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the statements of operations and comprehensive income and loss is based on the following:

	For the Fiscal Year Ended	For the Period from December 5, 2024 (Date of incorporation) To
	December 31, 2025	December 31, 2024
Net income (loss)	$320,643	$(6,974)
Less: Accretion of redeemable ordinary shares to redemption value	(3,321,781)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(3,001,138)	$(6,974)

	For the Fiscal Year Ended
	December 31, 2025
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Numerators:
Allocation of net loss	$(1,748,824)	$(1,252,314)
Accretion of redeemable ordinary shares to redemption value	3,321,781	-
Allocation of net income (loss)	$1,572,957	$(1,252,314)

Denominators:
Weighted-average ordinary shares outstanding	2,252,740	1,613,163

Basic and diluted earnings (loss) per share	$0.70	$(0.78)

	For the Period from December 5, 2024 (Date of Incorporation) To
	December 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Numerators:
Allocation of net loss	$-	$(6,974)
Accretion of redeemable ordinary shares to redemption value	-	-
Allocation of net loss	$-	$(6,974)

Denominators:
Weighted-average ordinary shares outstanding	-	1,250,000

Basic and diluted loss per share	$-	$(0.01)

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. The carrying amounts reported in the balance sheet for cash and cash equivalents held in trust account, accounts payable and accrued expenses and due to related party each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,363,263	$58,363,263	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

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

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025.

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

As of December 31, 2025 and 2024, the principal amount due and owing under the Promissory Note was nil and $6,974, respectively. In connection with the closing of the IPO, the approximately $387,484 drawn down under the unsecured promissory note was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of December 31, 2025 and 2024, the Company had no borrowings under the Related Party Loans.

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

The Company has accrued $46,774 and nil for the administrative support services provided by the Sponsor for the fiscal year ended December 31, 2025 and for the Period from December 5, 2024 (Date of incorporation) to December 31, 2024.

As of December 31, 2025 and 2024, the balance of amount advanced to the Sponsor related to administrative support service were $648 and nil, respectively.

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

Underwriting Agreement

The Company has granted A.G.P., the representative of the underwriters, a 45-day option from the date of the initial public offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions.

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

Note 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

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

As of December 31, 2025 and 2024, there were 1,885,871 and 1,437,500 ordinary shares issued and outstanding, excluding 5,750,000 and 0 ordinary shares subject to possible redemption, respectively. As of December 31, 2024, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of December 31, 2025.

Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Sponsor purchased an aggregate of 247,121 Initial Private Placement Units for an aggregate purchase price of $2,471,210. Upon the consummation of the IPO and exercise of the overallotment option, the Company issued the underwriters 201,250 shares as underwriting discounts and commissions.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$112,134	$-
Cash held in Trust Account	$58,363,263	$-

	For the Fiscal Year Ended December 31, 2025	For the Period from December 5, 2024 (Date of incorporation) To December 31, 2024
Formation and operating costs	$542,614	$6,974
Interest earned on cash held in Trust Account	$863,257	$-

The CODM reviews income earned on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

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

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that would have required adjustment or disclosure in the financial statements.