Form 10-Q
period 2026-03-31
STARRY SEA ACQUISITION CORP
filed 2026-05-14
CIK 2059165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, 7,635,871 ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

STARRY SEA ACQUISITION CORP

STARRY SEA ACQUISITION CORP

CONDENSED BALANCE SHEET

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$58,049	$112,134
Prepaid expenses	183,548	267,482
Total current assets	241,597	379,616

Non-current Asset
Cash and Investments held in Trust Account	58,847,762	58,363,263
Total Non-current Asset	58,847,762	58,363,263
Total Assets	$59,089,359	$58,742,879

Liabilities and Shareholders’ Equity
Current Liability
Accrued expenses	21,800	550
Total Current Liability	$21,800	$550

Commitments and Contingencies – (see Note 6)	55,021,461	52,978,742

Shareholders’ Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,885,871 and 1,885,871 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	189	189
Additional paid-in capital	4,045,909	5,449,729
Retained earning	-	313,669
Total Shareholders’ Equity	4,046,098	5,763,587
Total Liabilities and Shareholders’ Equity	$59,089,359	$58,742,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Formation and operating costs	$159,269	$85,504
Loss from Operations	$(159,269)	$(85,504)
Other income:
Interest earned on cash held in Trust Account	484,499	-
Income (loss) before income taxes	325,230	(85,504)
Income taxes expense	-	-
Net income (loss)	325,230	(85,504)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	0.06	-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to STARRY SEA ACQUISITION CORP	1,885,871	1,250,000
Basic and diluted loss, ordinary shares attributable to Starry Sea Acquisition Corp	$(0.02)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three Months Ended March 31, 2026

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earning	Equity
Balance as of December 31, 2025	1,885,871	$189	$5,449,729	$313,669	$5,763,587
Accretion of ordinary share subject to redemption value	-	-	(1,403,820)	(638,899)	(2,042,719)
Net income	-	-	-	325,230	325,230
Balance as of March 31, 2026 (Unaudited)	1,885,871	$189	$4,045,909	$-	$4,046,098

For the Three Months Ended March 31, 2025

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	receivable	Deficit	(Deficit)
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(25,000)	$(6,974)	$(6,974)
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder Shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(85,504)	(85,504)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(92,478)	$(67,478)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$325,230	$(85,504)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	-	85,504
Amortization of prepaid expenses	83,854	-
Interest earned on cash held in Trust Account	(484,499)	-
Changes in operating assets and liabilities
Prepaid expenses	80	-
Accrued expenses	21,250	-
Net cash used in operating activities	(54,085)	-

Net change in cash	(54,085)	-
Cash at Beginning of period	112,134	-
Cash at End of the period	$58,049	$-

Supplemental Disclosure of Non-cash Information
Allocation of offering costs to ordinary shares subject to possible redemption	(2,042,719)	-
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$-	$25,000
Deferred offering cost paid by Sponsor	$-	$254,140

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

As of March 31, 2026, the Company had not commenced any operations. All activities through March 31, 2026 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is STARRY SEA INVESTMENT LIMITED (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the Sponsor (see Note 4).

On August 11, 2025, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one- sixth (1/6th) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $58,049 and $112,134 as of March 31, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. No balance was in excess of the insured amounts as of March 31, 2026 and December 31, 2025. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company recorded accretion of ordinary share subject to redemption value of $2,042,719 and $nil for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,842,729)
Offering costs allocated to redeemable shares	(3,000,310)
Plus:
Accretion of carrying value to redemption value	5,364,500
Ordinary shares subject to possible redemption as of March 31, 2026 (Unaudited)	$55,021,461

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three months ended March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Net income (loss)	$325,230	$(85,504)
Less: Accretion of redeemable ordinary shares to redemption value	(484,499)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(159,269)	$(85,504)

	For the Three Months Ended
	March 31, 2026
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$(119,934)	$(39,335)
Accretion of redeemable ordinary shares to redemption value	484,499	-
Allocation of net income (loss)	$364,565	$(39,335)

Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,885,871

Basic and diluted earnings (loss) per share	$0.06	$(0.02)

	For the Three Months Ended
	March 31, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)
Numerators:
Allocation of net loss	$-	$(85,504)
Accretion of redeemable ordinary shares to redemption value	-	-
Allocation of net income (loss)	-	(85,504)

Denominators:
Weighted-average ordinary shares outstanding	-	1,250,000

Basic and diluted earnings (loss) per share	$-	$(0.07)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,847,762	$58,847,762	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,363,263	$58,363,263	$-	$-

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

On December 8, 2025, the FASB issued ASU 2025-11 — Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its consolidated financial statements.

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

Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to purchase one-sixth (1/6th) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares. As a result, the holder must hold Public Rights in multiples of 6 in order to receive shares for all of their Public Rights upon closing of a Business Combination.

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

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, there was no principal amount due and owing under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Related Party Loans.

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

The Company has accrued $30,000 and nil for the administrative support services provided by the Sponsor for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31 2025, the balance of amount advanced to the Sponsor related to administrative support service were $568 and $648, respectively.

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

As of March 31, 2026 and December 31, 2025, there were 1,885,871 ordinary shares issued and outstanding, excluding 5,750,000 ordinary shares subject to possible redemption. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of March 31, 2026 and December 31, 2025.

Simultaneously with the consummation of the IPO and exercise of over-allotment option, the Sponsor purchased an aggregate of 247,121 Initial Private Placement Units for an aggregate purchase price of $2,471,210. Upon the consummation of the IPO and exercise of the overallotment option, the Company issued the underwriters 201,250 shares as underwriting discounts and commissions.

Rights

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will receive one-sixth (1/6th) of an ordinary share upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-sixth (1/6th) of a share underlying each right upon consummation of the business combination unless otherwise waived in the course of the business combination. No fractional shares will be issued upon exchange of rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a business combination. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$58,049	$112,134
Cash held in Trust Account	$58,847,762	$58,363,263

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Formation and operating costs	$159,269	$85,504
Interest earned on cash held in Trust Account	$484,499	$-

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

The operating costs incurred in the period from January 18, 2024 (inception) to March 31, 2026 consist primarily of approximately $ 708,857 of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses related to our initial business combination.

For the three months ended March 31, 2026, we had net income of $325,230, which consisted of interest earned on cash held in the Trust Account of $484,499, partially offset by formation and operating costs of $159,269.

For the three months ended March 31, 2025, we had a net loss of $85,504, which consisted of formation and operating costs of $85,504.

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

As of March 31, 2026, the Company had $58,049 in cash and cash equivalents held outside of the Trust Account and working capital of $219,797. For the three months ended March 31, 2026, we had a net income of $325,230, which consists of interest earned on cash held in the Trust Account of $484,499, partially offset by operating costs of $159,269. For the three months ended March 31, 2025, we had a net loss of $85,504, which consisted of formation and operating costs of $85,504. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements as of March 31, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2026.

STARRY SEA ACQUISITION CORP

By:	/s/ Yan Liang
Name:	Yan Liang
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kong Wai Yap
Name:	Kong Wai Yap
Title:	Chief Financial Officer
(Principal Financial Officer)