Form 10-Q
period 2026-06-30
STARRY SEA ACQUISITION CORP
filed 2026-08-14
CIK 2059165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, 7,635,871 ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

STARRY SEA ACQUISITION CORP

STARRY SEA ACQUISITION CORP

CONDENSED BALANCE SHEET

Currency expressed in United States Dollars (“US$”), except for number of shares

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$6,081	$112,134
Prepaid expenses	73,952	267,482
Total current assets	80,033	379,616

Non-current Asset
Cash and Investments held in Trust Account	59,335,397	58,363,263
Total Non-current Asset	59,335,397	58,363,263
Total Assets	$59,415,430	$58,742,879

Liabilities and Shareholders’ Equity
Current Liability
Accrued expenses	39,937	550
Promissory Note - Related party	198,432	-
Total Current Liability	$238,369	$550

Commitments and Contingencies – (see Note 6)	57,084,629	52,978,742

Shareholders’ Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,885,871 and 1,885,871 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	189	189
Additional paid-in capital	2,470,376	5,449,729
Retained earning (Accumulated deficit)	(378,133)	313,669
Total Shareholders’ Equity	2,092,432	5,763,587
Total Liabilities, Ordinary shares subject to possible redemption and Shareholders’ Equity	$59,415,430	$58,742,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

 Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses	$378,133	$21,600	$537,402	$107,104
Loss from Operations	$(378,133)	$(21,600)	$(537,402)	$(107,104)
Other income:
Interest earned on cash held in Trust Account	487,635	-	972,134	-
Income (loss) before income taxes	109,502	(21,600)	434,732	(107,104)
Income taxes expense	-	-	-	-
Net income (loss)	$109,502	$(21,600)	$434,732	$(107,104)

Other comprehensive income	$-	$-	$-	$-
Comprehensive income (loss)	$109,502	$(21,600)	$434,732	$(107,104)

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	1,885,871	1,250,000	1,885,871	1,250,000
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.05)	$(0.02)	$(0.07)	$(0.09)
Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	5,750,000	-	5,750,000	-
Basic and diluted net income per ordinary share, redeemable ordinary shares	$0.04	$-	$0.10	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Currency expressed in United States dollars (“US$”), except for number of shares

For the Three and Six Months Ended June 30, 2026

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earning	Equity
Balance as of December 31, 2025	1,885,871	$189	$5,449,729	$313,669	$5,763,587
Accretion of ordinary share subject to redemption value	-	-	(1,403,820)	(638,899)	(2,042,719)
Net income	-	-	-	325,230	325,230
Balance as of March 31, 2026 (Unaudited)	1,885,871	$189	$4,045,909	$-	$4,046,098
Accretion of ordinary share subject to redemption value	-	-	(1,575,533)	(487,635)	(2,063,168)
Net income	-	-	-	109,502	109,502
Balance as of June 30, 2026 (Unaudited)	1,885,871	$189	$2,470,376	$(378,133)	$2,092,432

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares		Additional Paid-in	Subscription	Accumulated	Total Shareholders’
	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance as of December 31, 2024	1,437,500	$144	$24,856	$(25,000)	$(6,974)	$(6,974)
Deferred offering costs paid by Sponsor in exchange for the issuance of Founder Shares	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(85,504)	(85,504)
Balance as of March 31, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(92,478)	$(67,478)
Net loss	-	-	-	-	(21,600)	(21,600)
Balance as of June 30, 2025 (Unaudited)	1,437,500	$144	$24,856	$-	$(114,078)	$(89,078)

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARRY SEA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Currency expressed in United States Dollars (“US$”), except for number of shares

	For the Six Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$434,732	$(107,104)
Adjustments to reconcile net cash used in operating activities:
Formation and operating costs paid by Sponsor	198,432	96,104
Amortization of prepaid expenses	278,530	-
Interest earned on cash held in Trust Account	(972,134)	-
Changes in operating assets and liabilities
Prepaid expenses	(85,000)	-
Accrued expenses	39,387	10,000
Net cash used in operating activities	(106,053)	(1,000)

Cash Flows from Financing Activity:
Proceeds from promissory note payable - related party	-	2,000
Net cash provided by financing activity	-	2,000

Net change in cash	(106,053)	-
Cash at Beginning of period	112,134	-
Cash at End of the period	$6,081	$-

Supplemental Disclosure of Non-cash Information
Allocation of offering costs to ordinary shares subject to possible redemption	(4,105,887)	-
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$-	$25,000
Deferred offering cost paid by Sponsor	$-	$254,140

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

As of June 30, 2026, the Company had not commenced any operations. All activities through June 30, 2026 are related to the Company’s formation and the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is STARRY SEA INVESTMENT LIMITED (the “Sponsor”), a British Virgin Islands company. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through the IPO (see Note 3) and a Private Placement (as defined below) to the Sponsor (see Note 4).

On August 11, 2025, the Company consummated its IPO of 5,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value per share, and one right to receive of one-sixth (1/6th) of one ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

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

Upon the closing of the IPO, management has agreed that $10.00 per Unit sold in the IPO, including a portion of the proceeds of the sale of the Private placement units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, as determined by the Company. The proceeds from the IPO held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial business combination, or (2) to public shareholders, until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders. Public shareholders who redeem their ordinary shares in connection with a shareholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if the Company has not consummated an initial business combination within 15 months from the closing of the IPO, with respect to such ordinary shares so redeemed. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

On September 29, 2025, the Company entered into a letter of intent (the “Letter of Intent”) with Forever Young International Limited, a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China (“Forever Young”), for a proposed business combination (the “Proposed Business Combination”). Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of Forever Young wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share. On January 12, 2026, upon expiration of the exclusivity period set forth in the LOI, the LOI expired without any definitive agreements being executed. The Company does not intend to proceed with the Proposed Business Combination.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $6,081 and $112,134 as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. No balance was in excess of the insured amounts as of June 30, 2026 and December 31, 2025. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

For the three and six months ended June 30, 2025, the Company recorded accretion of ordinary share subject to redemption value of $2,063,168 and $4,105,887, respectively.

As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the condensed balance sheet are recorded in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public rights	(4,842,729)
Offering costs allocated to redeemable shares	(3,000,310)
Plus:
Accretion of carrying value to redemption value	7,427,668
Ordinary shares subject to possible redemption as of June 30, 2026 (Unaudited)	$57,084,629

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

Earnings (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The unaudited condensed statements of operations and comprehensive income (loss) include a presentation of earnings (loss) per redeemable share and earnings (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the shares subject to possible redemption was considered to be dividends paid to the public shareholders. For the three and six months ended June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Earnings (loss) per share presented in the unaudited condensed statements of operations and comprehensive income and loss is based on the following:

	For the Three Months Ended June 30
	2026	2025
	(Unaudited)	(Unaudited)
Net income (loss)	$109,502	$(21,600)
Less: Accretion of redeemable ordinary shares to redemption value	(487,635)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(378,133)	$(21,600)

	For the Six Months Ended June 30
	2026	2025
	(Unaudited)	(Unaudited)
Net income (loss)	$434,732	$(107,104)
Less: Accretion of redeemable ordinary shares to redemption value	(972,134)	-
Net loss including accretion of redeemable ordinary shares to redemption value	$(537,402)	$(107,104)

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(284,744)	$(93,389)	$-	$(21,600)
Accretion of redeemable ordinary shares to redemption value	487,635	-	-	-
Allocation of net income (loss)	$202,891	$(93,389)	$-	$(21,600)

Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,885,871	-	1,250,000

Basic and diluted earnings (loss) per share	$0.04	$(0.05)	$-	$(0.02)

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
	(Unaudited)		(Unaudited)
Numerators:
Allocation of net loss	$(404,677)	$(132,725)	$-	$(107,104)
Accretion of redeemable ordinary shares to redemption value	972,134	-	-	-
Allocation of net income (loss)	$567,457	$(132,725)	$-	$(107,104)

Denominators:
Weighted-average ordinary shares outstanding	5,750,000	1,885,871	-	1,250,000

Basic and diluted earnings (loss) per share	$0.10	$(0.07)	$-	$(0.07)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of the presented periods, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$59,335,397	$59,335,397	$-	$-

	As of December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$58,363,263	$58,363,263	$-	$-

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

In November 2024, the FASB issued No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.

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

As of December 31, 2024, there were 1,437,500 ordinary shares issued and outstanding, among which, up to 187,500 ordinary shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of June 30, 2026 and December 31, 2025.

The Founder Shares except as described below, are identical to the ordinary shares included in the units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (a) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (b) the Company’s initial shareholders have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and private placement shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s second amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s public shares in connection with an initial business combination or to redeem 100% of the public shares if the Company has not consummated the Company’s initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete its initial business combination within 15 months from, August 7, 2025, the effective date of the Registration Statement, or during any extension period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Company’s initial business combination within the prescribed time frame) and (c) are entitled to certain registration rights to provide for the resale of such shares under the Securities Act. If the Company submits its initial Business Combination to its public shareholders for a vote, its founder has agreed (and its permitted transferees will agree) to vote their Founder Shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of its initial Business Combination. The other members of the Company’s management team have entered into agreements similar to the one entered into by the Company’s Sponsor with respect to any public shares acquired by them in or after the IPO.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Furthermore, the Sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Company’s post-offering amended and restated memorandum and articles of association that would stop the Company’s public shareholders from converting or selling their shares to the Company in connection with a business combination or affect the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete a business combination within 15 months from the closing of the IPO, unless the Company provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or a vote to amend the provisions of the Company’s post-offering amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. The Sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the initial shares and provided that the transferees agree to the same terms and restrictions as the permitted transferees of the initial shares must agree to, each as described above) until 30 days after the completion of its initial business combination.

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

As of June 30, 2026 and December 31, 2025, there was no principal amount due and owing under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, it intends to repay such loaned amount at closing. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the related party loans.

On August 7, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination (the “Promissory Note II”). The Promissory Note II is unsecured, interest-free and due on the earlier of (i) August 6, 2027 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be repaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-sixth of one ordinary share. As of June 30, 2026, the principal amount due and owing under the Promissory Note II was $198,432.

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

For the three and six months ended June 30, 2025, the Company has accrued $30,000 and $60,000, respectively, for the administrative support services provided by the Sponsor.

As of June 30, 2026 and December 31 2025, the balance of amount advanced to the Sponsor related to administrative support service were nil and $648, respectively.

Note 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Units (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement entered into prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted A.G.P., the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of 2% of the gross proceeds of the IPO, or $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full). Additionally, the Company will issue the underwriters 3.5% of the gross proceeds of the IPO as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, which will equal 175,000 shares (or 201,250 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO.

In connection with the closing of the IPO and exercise of the over-allotment option on August 11, 2025, the Company issued 201,250 Representative Shares to the underwriter.

Representative shares

On August 11, 2025, the Company issued 201,250 Representative Shares to the underwriter as part of the underwriting compensation. The Representative Shares have deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 51101(1). Pursuant to FINRA Rule 51101(1), these securities are not subject to any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the date of the commencement of sales in the IPO except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

As of June 30, 2026 and December 31, 2025, there were 1,885,871 ordinary shares issued and outstanding, excluding 5,750,000 ordinary shares subject to possible redemption. As a result of the underwriter’s full exercise of its over-allotment option on August 11, 2025, no Founder Shares are currently subject to forfeiture as of June 30, 2026 and December 31, 2025.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Cash and cash equivalents	$6,081	$112,134
Cash held in Trust Account	$59,335,397	$58,363,263

	For the Three Months Ended June 30,
	2026	2025
Formation and operating costs	$378,133	$21,600
Interest earned on cash held in Trust Account	$487,635	$-

	For the Six Months Ended June 30,
	2026	2025
Formation and operating costs	$537,402	$107,104
Interest earned on cash held in Trust Account	$972,134	$-

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

On August 7, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination (the “Promissory Note II”). The Promissory Note II is unsecured, interest-free and due on the earlier of (i) August 6, 2027 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be repaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-sixth of one ordinary share. As of June 30, 2026, the principal amount due and owing under the Promissory Note II was $198,432.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in the Cayman Islands on December 5, 2024 as an exempted company with limited liability (meaning our public shareholders have no liability, as shareholders of the company, for the liabilities of the company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of the IPO, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

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

For the three months ended June 30, 2026, we had net income of $109,502, which consisted of interest earned on cash held in the Trust Account of $487,635, partially offset by formation and operating costs of $378,133.

For the six months ended June 30, 2026, we had net income of $434,732, which consisted of interest earned on cash held in the Trust Account of $972,134, partially offset by formation and operating costs of $537,402.

Recent Developments

On September 29, 2025, the Company entered into a letter of intent (the “Letter of Intent”) with Forever Young International Limited., a Cayman Islands exempted company and a health industry operator providing comprehensive management and support service solutions for medical institutions in China (“Forever Young”), for a proposed business combination (the “Proposed Business Combination”). Pursuant to the Letter of Intent, the parties have entered into a period of exclusivity in order to negotiate the Company’s acquisition of Forever Young wherein, among other things, the Company agreed not to solicit, negotiate, conduct or commit to conduct any alternative business combination proposal. The Letter of Intent contemplates that the pre-money equity value ascribed to Forever Young will be in the range of approximately $750 million to $900 million, subject to confirmatory due diligence by both parties. The consideration is expected to be comprised of rollover equity to Forever Young’s shareholders in the form of ordinary shares of the post-closing publicly-listed entity, each valued at $10 per share. On January 12, 2026, upon expiration of the exclusivity period set forth in the LOI, the LOI expired without any definitive agreements being executed. The Company does not intend to proceed with the Proposed Business Combination.

Liquidity and Capital Resources

Our liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000. In connection with the closing of our IPO, the approximately $387,484 drawn down under the unsecured promissory note was repaid in full.

On August 11, 2025, the Company consummated its IPO of 5,000,000 units (“Units”), at an offering price of $10.00 per Unit, generating total gross proceeds of $50,000,000. In connection with the IPO, the underwriter was granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the IPO price to cover over-allotments, if any. On August 11, 2025, the over-allotment option was exercised, generating gross proceeds of $7,500,000 and deposited into the Trust Account.

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

Upon the closing of the IPO and the private placement, a total of $57,500,000 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, if any, or upon the redemption by public shareholders of Ordinary Shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Ordinary Shares issued by the Company in the IPO if the Company does not consummate an initial business combination within 15 months from August 7, 2025, the effective date of the Registration Statement.

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

We currently believe that it does not need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that as of June 30, 2026, that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the time period we have to complete our initial business combination. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Going concern consideration

As of June 30, 2026, we had $6,081 in cash and cash equivalents held outside of the Trust Account and working capital deficit of $158,336. For the three months ended June 30, 2026, we had a net income of $109,502, which consists of interest earned on cash held in the Trust Account of $487,635, offset by operating costs of $378,133. For the six months ended June 30, 2026, we had a net income of $434,732, which consists of interest earned on cash held in the Trust Account of $972,134, offset by operating costs of $537,402. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

We had a negative cash flow of $106,053 in operating activities for the six months ended June 30, 2026. Subsequent to the consummation of the IPO, our liquidity requirements have been satisfied through the net proceeds from the IPO, the Private Placement, and loans from our Sponsor pursuant to the Promissory Note II, described below. We have incurred, and expect to continue to incur, significant professional fees and costs to maintain our status as a publicly traded company, as well as significant transaction costs in connection with pursuing the consummation of a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, on August 7, 2026, we issued an unsecured promissory note (the “Promissory Note II”) in the principal amount of up to $500,000 to our Sponsor. The Promissory Note II is unsecured, no interest and is repayable by us to the Sponsor in full on the earlier of (i) August 6, 2027 or (ii) the date of consummation of a Business Combination (the “Maturity Date”). The principal balance may be repaid at any time. At any time on or prior to the Maturity Date, the Sponsor may elect to convert the outstanding principal balance of the Promissory Note II into units of the Company’s securities at a conversion price equal to $10.00 per unit. Each unit consists of one ordinary share and one right to receive one-sixth of one ordinary share. As of June 30, 2026, the principal amount due and owing under the Promissory Note II was $198,432 (see Note 5).

We will have until 15 months from the closing of our IPO to consummate an initial business combination. If we do not consummate an initial business combination within 15 months from the closing of our IPO, we will be required to redeem the public shares and thereafter liquidate and dissolve. Accordingly, there is a possibility that an initial business combination may not be completed within the prescribed period of time.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that we cease all operations, redeem the public shares, and thereafter liquidate and dissolve raises substantial doubt about our ability to continue as a going concern within one year after the date the unaudited financial statements are issued. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently believe that we do not need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of the IPO, the proceeds held outside of the Trust Account, and as discussed above, amounts available to us under the Promissory Note II (defined above) for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we will repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit. Such units would be identical to the private placement units issued to our sponsor. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. In addition, if we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The holders of the Founder Shares and Private Units (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement entered into prior to or on the effective date of the IPO, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of 2% of the gross proceeds of the IPO, or $1,000,000 (or $1,150,000 if the over-allotment option is exercised in full). Additionally, the Company will issue the underwriters 3.5% of the gross proceeds of the IPO as underwriting discounts and commissions in the form the Company’s shares at a price of $10.00 per ordinary share, which will equal 175,000 shares (or 201,250 shares if the underwriter’s overallotment option is exercised in full) upon the consummation of the IPO.

Critical Accounting Estimates

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements as of June 30, 2026 has been prepared in accordance with U.S. GAAP and the rules of the SEC.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (1) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2026.

STARRY SEA ACQUISITION CORP

By:	/s/ Yan Liang
Name:	Yan Liang
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kong Wai Yap
Name:	Kong Wai Yap
Title:	Chief Financial Officer
(Principal Financial Officer)